Form 10QSB
period 1998-12-31
SICKBAY COM INC
filed 2000-03-14
CIK 1012464

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998


                        Commission file number 333-20525


                SICKBAY.COM, INC. (FORMERLY KNOWN AS XETAL, INC.)
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            UTAH                                              22-2223126
-------------------------------                           ----------------------
(STATE OR OTHER JURISDICTION OF                             (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)


            510 BROADHOLLOW ROAD, SUITE 300, MELVILLE, NEW YORK 11747
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 694-0040
                           --------------------------
                           (Issuer's Telephone Number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __X__.


As of January 31, 1999, 928,263 shares of common stock were outstanding.

                                SICKBAY.COM, INC.
                         (FORMERLY KNOWN AS XETAL, INC.)

                                   FORM 10-QSB
                         QUARTER ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

INTRODUCTORY NOTE                                                           3

PART I - FINANCIAL INFORMATION

    Item 1   -  Financial Statements

             -  Consolidated Balance Sheet as of December 31, 1998.       4 - 5

             -  Consolidated Statement of Income for the three
                 months ended December 31, 1998 and 1997.                   6

             -  Consolidated Statement of Cash Flows for the three
                 months ended December 31, 1998 and 1997.                   7

             -  Notes to Consolidated Financial Statements.               8 - 12

    Item 2   -  Management's Discussion and Analysis
                 or Plan of Operation.                                   13 - 14

PART II - OTHER INFORMATION

    Item 1  -  Legal Proceedings.                                          15

    Item 2  -  Changes in Securities and Use of Proceeds                   15

    Item 3  -  Default upon Senior Securities                              15

    Item 4  -  Submission of Matters to a Vote of Security Holders.        15

    Item 5  -  Other Information.                                          15

    Item 6  -  Exhibits and Reports on Form 8-K.                           15

SIGNATURES                                                                 16

                                INTRODUCTORY NOTE

On November 16, 1998, a Registration Statement on Form SB-2 (the "1998 Registration Statement") filed by Xetal, Inc., a Utah corporation (the "Registrant" or "Xetal") was declared effective by the Securities and Exchange Commission. At the time of the filing, Xetal was a publicly-owned, Bulletin Board listed, non-reporting company. All of the operations of Xetal were conducted through subsidiary companies. The Registration Statement related to a proposed underwritten public offering of additional Common Stock of Xetal. The public offering was not consummated and no securities were sold by the Registrant pursuant thereto or otherwise. The Registrant did not previously hereto file a Form 8-A or otherwise commence its filing of periodic and other reports under the Securities Exchange Act of 1934.

On December 29, 1999, Xetal entered into a Reorganization Agreement (the "Agreement") with Sick-Bay.Com, Inc., a Delaware corporation ("Sick-Bay Delaware"). Pursuant to the Agreement, Xetal spun off all of its business operations by a one-for-one restricted stock dividend of APO Health, Inc. ("APO") to the existing shareholder base of Xetal. Prior to the spin-off, Xetal, the parent Company, had been inactive and all of the operations had been maintained in wholly owned operating subsidiaries. Thus, the spin-off left the remaining publicly owned entity without remaining assets and business. The shareholders of Xetal also retained their shares in Xetal, while the shareholders of Sick-Bay Delaware received shares of Xetal representing over 95% of Xetal (the "Reorganization"). After the Reorganization, Xetal owned the InterNet medical portal business of Sick-Bay Delaware, changed its name to Sickbay.com, Inc. ("Sickbay"), and also changed its Cusip number and ticker symbol ("SKBY").

Subsequent thereto, the management of Sickbay became aware that, since the 1998 Xetal Registration Statement was not properly withdrawn, that Xetal had been required to file periodic and other reports under the Securities Exchange Act of 1934. Accordingly, this, and other filings intended to be made herewith, are intended to bring Sickbay current in its filing obligations.

Accordingly, the financial and other information contained in this Form 10-QSB are reflective of business operations of APO, a now privately-held company. In December 1999, concurrently with the execution of the Reorganization Agreement, Sickbay entered into a non-binding Letter of Intent to re-acquire all of the assets and business of APO.

                         PART I - FINANCIAL INFORMATION

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998
                             (SEE INTRODUCTORY NOTE)


                                     ASSETS

                                                                    DECEMBER 31,
                                                                        1998
                                                                    ----------
                                                                    (UNAUDITED)
CURRENT  ASSETS:
Cash                                                                $    6,064
Accounts Receivable, net of allowance for
   doubtful accounts of $94,400                                      2,687,813
Inventory                                                              776,720
Due from Officers                                                      261,823
Deferred Tax Asset                                                      23,000
Prepaid and Other Current Assets                                        23,763
                                                                    ----------

         Total Current Assets                                        3,779,183
                                                                    ----------

PROPERTY AND EQUIPMENT - at cost, net of
   accumulated depreciation of $85,818                                  76,519
                                                                    ----------

OTHER ASSETS:
Goodwill, net of accumulated amortization
   of $33,479                                                          149,860
Security Deposits                                                       24,957
                                                                    ----------

         Total Other Assets                                            174,817
                                                                    ----------

         Total Assets                                               $4,030,519
                                                                    ==========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998
                             (SEE INTRODUCTORY NOTE)


                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                    DECEMBER 31,
                                                                         1998
                                                                    -----------
                                                                    (UNAUDITED)
CURRENT  LIABILITIES:
Cash Overdraft                                                      $   195,174
Bank  -  Line of Credit                                                 465,000
Bankers Acceptances                                                      95,779
Accounts Payable                                                      1,579,252
Accrued Expenses                                                        648,987
Loans Payable                                                           450,000
Income Taxes Payable                                                     20,200
                                                                    -----------

         Total Current Liabilities                                    3,454,392
                                                                    -----------

Loan Payable  -  former shareholders                                    162,038
                                                                    -----------


STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value
   2,000,000 shares authorized, 0 shares issued                            --
Common Stock, $.001 par value
   20,000,000  shares authorized,
   928,263 shares issued and outstanding                                    928
Additional Paid-In Capital                                              614,012
Retained Earnings (Deficit)                                            (200,851)
                                                                    -----------

         Total Stockholders' Equity                                     414,089
                                                                    -----------

         Total Liabilities and Stockholders' Equity                 $ 4,030,519
                                                                    ===========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997
                             (SEE INTRODUCTORY NOTE)


                                                           1998           1997
                                                       ----------     ----------
                                                      (UNAUDITED)    (UNAUDITED)

Revenue                                                $8,811,126     $8,323,648

Cost of Goods Sold                                      7,990,846      7,600,697
                                                       ----------     ----------

Gross Profit                                              820,280        722,951
                                                       ----------     ----------

Operating Expenses:
Selling Expenses                                          238,130        274,268
General and Administrative Expenses                       503,150        309,374
                                                       ----------     ----------

         Total Operating Expenses                         741,280        583,642
                                                       ----------     ----------

Income from Operations                                     79,000        139,309

Other Expenses - Interest Expense                          24,443         50,820
                                                       ----------     ----------

Net Income before Provision for Income Taxes               54,557         88,489

Provision for Income Taxes                                 20,000           --
                                                       ----------     ----------

Net Income                                             $   34,357     $   88,489
                                                       ==========     ==========

Earnings Per Common Share                              $      .04     $      .10
                                                       ==========     ==========

Weighted Average Number of Shares Outstanding             928,263        928,263
                                                       ==========     ==========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997
                             (SEE INTRODUCTORY NOTE)


                                                           1998         1997
                                                        ---------     ---------
                                                       (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $  34,357     $  88,489
Adjustments to Reconcile Net Income to
   Net Cash Flows from Operating Activities:
Depreciation                                                3,000         4,201
Amortization                                                3,055         3,054
Changes in Operating Assets and Liabilities:
Accounts Receivable                                       (86,339)     (537,639)
Inventory                                                 199,612       242,648
Prepaid Expenses                                           (2,604)         (111)
Accounts Payable                                         (233,745)      587,724
Accrued Expenses                                           (5,910)      (45,791)
Registration Costs                                         49,523          --
Income Taxes Payable                                       14,200          --
                                                        ---------     ---------

         Net Cash Flow from Operating Activities          (24,851)      342,575
                                                        ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Due from Officers                                         (13,549)      (11,870)
                                                        ---------     ---------

         Net Cash Flow from Investing Activities          (13,549)      (11,870)
                                                        ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Cash Overdraft                                             70,721        13,663
Borrowing under Line of Credit  -  Net                     80,000          --
Borrowing - Banker's Acceptances  -  Net                 (132,193)       93,987
Payment  -  Notes Payable                                    --          (1,042)
                                                        ---------     ---------

         Net Cash Flow from Financing Activities           18,528       106,608
                                                        ---------     ---------

         Net Increase (Decrease) in Cash                  (19,872)      437,313

Cash  -  Beginning                                         25,936        52,335
                                                        ---------     ---------

Cash  -  Ending                                         $   6,064     $ 489,648
                                                        =========     =========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                             (SEE INTRODUCTORY NOTE)


NOTE 1 - LIMITATIONS OF SCOPE

During the period covered by this Form 10-QSB, the Company was known as Xetal, Inc., and the business conducted by the Company during such periods has since been transferred to APO Health, Inc., a private company. See "Introductory Note" on page 3 of this Form 10-QSB. The following financial information is submitted in response to the requirements of Form 10-QSB and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Special Financial Report containing the Company audited financial statements as of and for the fiscal year ended September 30, 1998.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company was organized under the laws of the State of Utah. In September, 1994, the Company acquired APO Health ("APO"), a wholesale distributor of medical supplies, selling predominantly to medical distributors, dentists and doctors throughout the United States. Approximately 80% of the Company's sales are to distributors of medical supplies.

The acquisition has been accounted for by the purchase method of accounting for a business combination and was treated as a reverse acquisition. Such transaction treats the acquisition as if APO acquired the Company and reflects the fair market value of the Company's net assets on the date of acquisition.

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                             (SEE INTRODUCTORY NOTE)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NATURE OF BUSINESS (CONTINUED)

On March 31, 1996, the Company acquired Universal Medical Distributors, Inc., ("Universal"), in a business combination accounted for as a purchase. Universal is primarily engaged in the business of distributing veterinary supplies.

During July, 1996, the Company acquired Dental Alternatives, Inc. ("Alternatives"), an inactive company owned by a major shareholder of the Company. The acquisition was accounted for as a business combination of entities under common control, which has been accounted for in a manner similar to a pooling of interests. The Company acquired trademarks and marketing rights of products developed by Alternatives through the exchange of 400,000 shares of the Company's common stock for all of the outstanding stock of Alternatives.

The accompanying Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

INVENTORY

Merchandise inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided for on the straight-line method over the estimated useful life.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

INCOME TAXES

Deferred income tax assets and liabilities are computed for differences between the financial statement basis and the tax basis of assets and liabilities that will result in taxable income or deductible expenses in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                             (SEE INTRODUCTORY NOTE)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLES

Registration costs were deferred until December, 1998, and charged as a period cost after an unsuccessful public stock offering. Costs associated with the companies acquired are capitalized and included in the purchase price of such acquisition. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and are being amortized on the straight line method over 15 years.


NOTE 3 - LOANS PAYABLE

As of December 31, 1998, the Company was past due with respect to $450,000 of promissory notes issued during 1996 and 1997 to certain private investors in the Company


NOTE 4 - CREDIT FACILITY

In July, 1998, the Company renegotiated its credit facility with the financial institution. The facility is for working capital and the purchase of inventory. The credit facility provides for a $2,000,000 secured working capital facility for letters of credit and banker's acceptances with a sub-limit of $1,000,000 for note borrowings. Interest is payable monthly, at the bank's prime rate plus 1 and 1/2%.

The credit facility is scheduled to mature on March 31, 1999. At such time, the bank will review the credit basis of the Company to determine whether to extend the facility. The facility is secured by substantially all of the Company's assets and personally guaranteed by its stockholders. In addition, the obligation due to the former shareholders in the amount of $162,038 is subordinated to the bank's borrowing.


NOTE 5 - INCOME TAXES

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The primary source of temporary differences is the use of the allowance method for bad debts for financial accounting and the direct write-off method for tax purposes.

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                             (SEE INTRODUCTORY NOTE)


NOTE  5  -  INCOME TAXES (CONTINUED)

The components of deferred taxes as of December 31, 1998, are as follows:

Allowance for doubtful accounts                                          $23,000

For the three months ended December 31, 1998, the provision for income taxes (benefits) consists of the following:

Current                                                                  $20,000

Deferred                                                                    --
                                                                         -------
Provision (benefit) for income taxes                                     $20,000
                                                                         =======


NOTE 6 - COMMITMENTS AND CONTINGENCY

DEFINED CONTRIBUTION PENSION PLAN

January, 1993, the Company established a profit sharing plan. All full time employees, as defined in the plan, are eligible. Contributions to the plan are discretionary. Pension expense for the three months ended December 31, 1998 was $-0-.

LEASES

Effective December 1994, an affiliated company, whose shareholders are the officers of the Company, leased a 9,800 square foot facility to house its operations. Under the terms of the new lease, the Company will pay for all real estate tax increases and any repairs to the property. The Company has a month to month lease with similar terms with this affiliate.

LETTERS OF CREDIT

The Company had letters of credit outstanding of $90,779 for purchases to be delivered after December 31, 1998.

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                             (SEE INTRODUCTORY NOTE)


NOTE 7 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

For the three months ended December 31,

                                                          1999             1998
                                                        -------          -------

Payments for Interest                                   $14,138          $40,695
                                                        -------          -------

Payments for Income Taxes                               $  --            $  --
                                                        -------          -------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


SUBSIDIARIES

Xetal the parent Corporation had no operations during the period covered by this report. The information described herein represents the financial condition and results of operations of the Company's principal subsidiaries. The acquisition of APO Health, Inc. by the Company for accounting purposes has been treated as a purchase by APO (i.e. a reverse acquisition) because of the significance of the assets and operations of APO when compared to the Company. Therefore the financial statements predominantly represent the historical activities and assets of APO and two other subsidiaries acquired by the Company.

BUSINESS OF THE COMPANY

The Company distributes medical, dental and veterinary supplies which are manufactured by others. These products include protective garments such as disposable isolation gowns, face masks and gauze as well as other medical disposable items including latex gloves, needles, syringes and health and beauty aids. Products are marketed and sold primarily (i) on a wholesale basis to other distributors, (ii) directly to doctors, dentists and veterinarians and (iii) to others including to consumers and through export to foreign countries.

RESULTS OF OPERATIONS

Revenue for the three months ended December 31, 1998 increased $487,478 or 6% over the comparable period in 1997. The increase in revenue is primarily due to an increase in veterinary sales. Gross profit increased by $97,329 or 13.5%. As a percentage of sales, the gross profit was 9.3% for the quarter ended December 31, 1998 versus 8.7% for the comparable quarter of the prior year. The increase in gross profit margin is a result of a greater percentage of sales attributable to retail operations as opposed to wholesale operations. Retail sales traditionally have a higher gross profit margin than wholesale sales.

Operating expenses for the three months ended December 31, 1998 increased by $157,638 or 27.0% compared to the three months ended December 31, 1997. The selling expense component of operating expenses decreased by $36,138 as the Company ceased the majority of trade show activities. General and administrative expenses increased by $193,776. The major components of this increase were (1) a bonus to officers of $60,000, (2) writing off deferred registration costs of $49,523 for a failed stock offering, and (3) increased salaries and other payroll costs of approximately $50,000.

Interest expense decreased by $26,377 for the quarter ended December 31, 1998, compared to December 31, 1997, as the Company reduced the average amount outstanding on its line of credit and banker's acceptances.

The Company recorded a provision for income taxes of approximately $20,000 in 1998, while in 1997, no provision was made because of unused net operating loss carryforwards.

FINANCIAL CONDITION

At December 31, 1998, the Company had current working capital of $324,791. In addition, the Company had available $535,000 in bank lines of credit and a combined $700,000 of unused credit facilities for bankers acceptances and letters of credit. The Company has no immediate plans for any major capital expenditures or expansion and, therefore, it believes that it has sufficient capital available for operations. At December 31, 1998, the Company was negotiating the repayment of certain over due notes, which notes were subsequently settled and resolved.

                                SICKBAY.COM, INC.
                         (FORMERLY KNOWN AS XETAL, INC.)
                           PART II - OTHER INFORMATION

         ITEM   1          LEGAL PROCEEDINGS
                           None

         ITEM   2          CHANGES IN SECURITIES AND USE OF PROCEEDS
                           None

         ITEM   3          DEFAULTS UPON SENIOR SECURITIES
                           None

         ITEM   4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None

         ITEM   5          OTHER INFORMATION
                           None

         ITEM   6          EXHIBITS AND REPORTS ON FORM 8-K

               (a)         Exhibits
                           None

               (b)         Reports on Form 8-K
                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     SICKBAY.COM, INC.
                                             (FORMERLY  KNOWN  AS  XETAL, INC.)

                                                      /s/ MARK BASILE
                                                      --------------------------
                                                      Mark Basile
                                                      Chairman and CEO

                                                      /S/ ALLEN MOTOLA
                                                      --------------------------
                                                      Dr. Allen Motola
                                                      President and Treasurer


Dated: March 10, 2000