Form 10QSB
period 1999-03-31
SICKBAY COM INC
filed 2000-03-14
CIK 1012464

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999.


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


                                 (516) 694-0040
                            ---------------------------
'                           (Issuer's Telephone Number)




     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ____ No __X.__


As of April 30, 1999, 808,263 shares of common stock were outstanding.

                               SICKBAY.COM, INC.
                        (FORMERLY KNOWN AS XETAL, INC.)

                                  FORM 10-QSB
                         QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
INTRODUCTORY NOTE                                                              3

PART I - FINANCIAL INFORMATION

         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of March 31, 1999.        4-5

                  -  Consolidated Statement of Income for the six
                      months ended March 31, 1999  and  1998.                  6

                  -  Consolidated Statement of Income for the three
                      months ended March 31, 1999.                             7

                  -  Consolidated Statement of Cash Flows for the six
                      months ended March 31, 1999 and 1998                     8

                  -  Notes to Consolidated Financial Statements.            9-13

          Item 2  -  Management's Discussion and Analysis
                      or Plan of Operations.                               14-15

PART II - OTHER INFORMATION

          Item 1  -  Legal Proceedings.                                       16

          Item 2  -  Changes in Securities and Use of Proceeds.               16

          Item 3  -  Default upon Senior Securities                           16

          Item 4  -  Submission of Matters to a Vote of Security Holders.     16

          Item 5  -  Other Information.                                       16

          Item 6  -  Exhibits and Reports on Form 8-K.                        16

SIGNATURES                                                                    17

                                INTRODUCTORY NOTE

On November 16, 1998, a Registration Statement on Form SB-2 (the "1998 Registration Statement") filed by Xetal, Inc., a Utah corporation (the "Registrant" or "Xetal") was declared effective by the Securities and Exchange Commission. At the time of the filing, Xetal was a publicly-owned, Bulletin Board listed, non-reporting company. All of the operations of Xetal were conducted through subsidiary companies. The Registration Statement related to a proposed underwritten public offering of additional Common Stock of Xetal. The public offering was not consummated and no securities were sold by the Registrant pursuant thereto. The Registrant did not previously hereto file a Form 8-A or otherwise commence its filing of periodic and other reports under the Securities Exchange Act of 1934.

On December 29, 1999, Xetal entered into a Reorganization Agreement (the "Agreement") with Sick-Bay.Com, Inc., a Delaware corporation ("Sick-Bay Delaware"). Pursuant to the Agreement, Xetal spun off all of its business operations by a one-for-one restricted stock dividend of APO Health, Inc. ("APO") to the existing shareholder base of Xetal. Prior to the spin-off, Xetal, the parent Company, had been inactive and all of the operations had been maintained in wholly owned operating subsidiaries. Thus, the spin-off left the remaining publicly owned entity without remaining assets and business. The shareholders of Xetal also retained their shares in Xetal, while the shareholders of Sick-Bay Delaware received shares of Xetal representing over 95% of the Company (the "Reorganization"). After the Reorganization, Xetal owned the InterNet medical portal business of Sick-Bay Delaware, changed its name to Sickbay.com, Inc. ("Sickbay"), and also changed its Cusip number and ticker symbol ("SKBY").

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

                          PART I FINANCIAL INFORMATION


                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                             (SEE INTRODUCTORY NOTE)


                                     ASSETS

                                                                      MARCH  31,
                                                                        1999
                                                                     ----------
                                                                     (UNAUDITED)
CURRENT  ASSETS:
Cash                                                                 $   19,958
Accounts Receivable, net of allowance for
   doubtful accounts of $94,400                                       2,795,944
Inventory                                                               799,671
Due from Officers                                                       100,000
Deferred Tax Asset                                                       43,000
Prepaid and Other Current Assets                                         11,833
                                                                     ----------
         Total Current Assets                                         3,770,406
                                                                     ----------

PROPERTY AND EQUIPMENT - at cost, net of
   accumulated depreciation of $91,220                                   71,117
                                                                     ----------


OTHER ASSETS:
Goodwill, net of accumulated amortization
   of $36,534                                                           146,805
Security Deposits                                                        24,957
                                                                     ----------
         Total Other Assets                                             171,762
                                                                     ----------
         Total Assets                                                $4,013,285
                                                                     ==========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                             (SEE INTRODUCTORY NOTE)


                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                      MARCH  31,
                                                                        1999
                                                                     ----------
                                                                     (UNAUDITED)
CURRENT  LIABILITIES:
Cash Overdraft                                                       $   77,070
Bank  -  Line of Credit                                                 945,000
Bankers Acceptances                                                      90,708
Accounts Payable                                                      1,390,648
Accrued Expenses                                                        367,058
Loans Payable                                                           150,000
Income Taxes Payable                                                    180,000
                                                                     ----------

         Total Current Liabilities                                    3,200,484
                                                                     ----------
Loan Payable  -  former shareholders                                    162,038
                                                                     ----------


STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value
   2,000,000 shares authorized, 0 shares issued                            --
Common Stock, $.001 par value
   20,000,000 shares authorized,
   928,263 shares issued and outstanding                                    928
Additional Paid-In Capital                                              614,012
Retained Earnings (Deficit)                                              35,943
                                                                     ----------
                                                                        650,883

Less:  120,000  shares in Treasury                                          120
                                                                     ----------
         Total Stockholders' Equity                                     650,763
                                                                     ----------
         Total Liabilities and Stockholders' Equity                  $4,013,285
                                                                     ==========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                             (SEE INTRODUCTORY NOTE)


                                                          1999           1998
                                                      -----------    -----------
                                                      (UNAUDITED)    (UNAUDITED)

Revenue                                               $16,488,463    $15,298,548

Cost of Goods Sold                                     14,958,030     13,758,423
                                                      -----------    -----------

Gross Profit                                            1,530,433      1,540,125
                                                      -----------    -----------

Operating Expenses:
Selling Expenses                                          437,928        615,706
General and Administrative Expenses                       797,262        623,049
                                                      -----------    -----------

         Total Operating Expenses                       1,235,190      1,238,755
                                                      -----------    -----------

Income from Operations                                    295,243        301,370

Other Expenses - Interest Expense                          46,605         93,488
                                                      -----------    -----------

Net Income before Provision for Income Taxes              248,638        207,882

Provision for Income Taxes                                 92,000           --
                                                      -----------    -----------

Net Income before Extraordinary Item                      156,638        207,882

Extraordinary Item - Net of Taxes                         114,513           --
                                                      -----------    -----------

Net Income                                            $   271,151    $   207,882
                                                      ===========    ===========

Earnings Per Common Share                             $       .30    $       .22
                                                      ===========    ===========

Weighted Average Number of Shares Outstanding             903,763        928,263
                                                      ===========    ===========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (SEE INTRODUCTORY NOTE)


                                                          1999          1998
                                                       ----------     ----------
                                                       (UNAUDITED)   (UNAUDITED)

Revenue                                                $7,677,337     $6,974,900

Cost of Goods Sold                                      6,967,184      6,157,726
                                                       ----------     ----------

Gross Profit                                              710,153        817,174
                                                       ----------     ----------

Operating Expenses:
Selling Expenses                                          199,798        341,438
General and Administrative Expenses                       294,112        313,675
                                                       ----------     ----------

         Total Operating Expenses                         493,910        655,113
                                                       ----------     ----------

Income from Operations                                    216,243        162,061

Other Expenses - Interest Expense                          22,162         42,668
                                                       ----------     ----------

Net Income before Provision for Income Taxes              194,081        119,393

Provision for Income Taxes                                 71,800           --
                                                       ----------     ----------

Net Income before Extraordinary Item                      122,281        119,393

Extraordinary Item - Net of Taxes                         114,513           --
                                                       ----------     ----------

Net Income                                             $  236,794     $  119,393
                                                       ==========     ==========

Earnings Per Common Share                              $      .27     $      .13
                                                       ==========     ==========

Weighted Average Number of Shares Outstanding             888,263        928,263
                                                       ==========     ==========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                             (SEE INTRODUCTORY NOTE)


                                                           1999         1998
                                                        ---------     ---------
                                                       (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $ 271,151     $ 207,882
Adjustments to Reconcile Net Income to
   Net Cash Flows from Operating Activities:
Depreciation                                                8,402         8,402
Amortization                                                6,110         6,108
Allowance for Doubtful Accounts                              --          23,800
Deferred Taxes                                            (20,000)         --
Gain Forgiveness of Debt                                 (232,036)         --
Changes in Operating Assets and Liabilities:
Accounts Receivable                                      (194,470)       60,425
Inventory                                                 176,661      (626,055)
Security Deposits                                            --         (20,000)
Prepaid Expenses                                            9,326       (32,937)
Registration Costs                                         49,523          --
Accounts Payable                                         (422,349)      394,397
Accrued Expenses                                         (227,798)      (79,858)
Income Taxes Payable                                      174,000          --
                                                        ---------     ---------
         Net Cash Flow from Operating Activities         (401,480)      (57,836)
                                                        ---------     ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Due from Officers                                         148,274        97,948
                                                        ---------     ---------
         Net Cash Flow from Investing Activities          148,274        97,948
                                                        ---------     ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Cash Overdraft                                            (47,383)       36,359
Borrowing under Line of Credit  -  Net                    560,000       (39,292)
Borrowing - Banker's Acceptances  -  Net                 (137,264)      (42,222)
Payment  -  Notes Payable                                (128,125)       (1,042)
                                                        ---------     ---------
         Net Cash Flow from Financing Activities          247,228       (46,197)
                                                        ---------     ---------

         Net Increase (Decrease) in Cash                   (5,978)       (6,085)

Cash  -  Beginning                                         25,936        52,335
                                                        ---------     ---------

Cash  -  Ending                                         $  19,958     $  46,250
                                                        =========     =========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                             (SEE INTRODUCTORY NOTE)



NOTE 1 - LIMITATIONS OF SCOPE

During the period covered by this Form 10-QSB, the Company was known as Xetal, Inc. and the business conducted by the Company during such periods has since been transferred to APO Health, Inc., a private company. See "Introductory Note" on page 3 of this Form 10-QSB.

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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Special Financial Report containing the Company's audited Financial Statements as of and for the fiscal year ended September 30, 1998.


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

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                             (SEE INTRODUCTORY NOTE)


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

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                             (SEE INTRODUCTORY NOTE)


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

NOTE 3 - LOANS PAYABLE

During the quarter ended March 31, 1999, the Company settled certain claims relating to $300,000 of promissory notes with shares and warrants attached issued during 1996 and 1997 to private investors in the company for less than the full face amount thereof. The transaction resulted in an extraordinary gain of $114,393, net of income taxes of $68,000; and also resulted in a reduction of shares outstanding from 928,263 to 808,263.


NOTE 4 - CREDIT FACILITY

In July, 1998, the Company renegotiated its credit facility with the financial institution. The facility is for working capital and the purchase of inventory. The credit facility provides for a $2,000,000 secured working capital facility for letters of credit and bankers acceptances with a sub-limit of $1,000,000 for note borrowings. Interest is payable monthly, at the bank's prime rate plus 1 and 1/2%.

The credit facility matured on March 31, 1999. After a review performed by the bank, the credit facility was extended and is now scheduled to mature on March 31, 2000. The facility is secured by substantially all of the Company's assets and personally guaranteed by its stockholders. In addition, the obligation due to the former shareholders in the amount of $162,038 is subordinated to the bank's borrowing.

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                             (SEE INTRODUCTORY NOTE)


NOTE 5 - INCOME TAXES

Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The primary source of temporary differences is the use of the allowance method for bad debts for financial accounting and the direct write-off method for tax purposes.

The components of deferred taxes as of March 31, 1999, are as follows:

Allowance for doubtful accounts                                          $43,000

For the six months ended March 31, 1999, the provision for income taxes (benefits) consist of the following:

Current                                                                 $112,000

Deferred                                                                  20,000
                                                                        --------

Provision (benefit) for income taxes                                    $ 92,000
                                                                        ========

NOTE 6 - COMMITMENTS AND CONTINGENCY

DEFINED CONTRIBUTION PENSION PLAN

January, 1993, the Company established a profit sharing plan. All full time employees, as defined in the plan, are eligible. Contributions to the plan are discretionary. Pension expense for the six months ended March 31, 1999 was $-0-.

LEASES

Effective December 1994, an affiliated company, whose shareholders are the officers of the Company, leased its 9,800 square foot facility to house its operations. Under the terms of the lease, the Company will pay for all real estate tax increases and any repairs to the property. The Company has a month to month lease with similar terms with this affiliate.

LETTERS OF CREDIT

The Company had letters of credit outstanding of $76,031 for purchases to be delivered after March 31, 1999.

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                             (SEE INTRODUCTORY NOTE)


NOTE 6 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS:

For the six months ended March 31,                        1999            1998
------------------------------------------------       ---------       ---------

         Payments for Interest                         $  24,105       $  70,988
                                                       ---------       ---------

         Payments for Income Taxes                     $    --         $    --
                                                       =========       =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SUBSIDIARIES

Xetal the Parent Corporation had no operations for the period covered by this report. The information described herein represents the financial condition and results of operations of the Company's principal subsidiaries. The acquisition of APO Health, Inc. by the Company for accounting purposes has been treated as a purchase by APO (i.e. a reverse acquisition) because of the significance of the assets and operations of APO when compared to the Company. Therefore the financial statements predominantly represent the historical activities and assets of APO and two other subsidiaries acquired by the Company.

BUSINESS OF THE COMPANY

The Company distributes medical, dental and veterinary supplies which are manufactured by others. These products include protective garments such as disposable isolation gowns, face masks and gauze as well as other medical disposable items including latex gloves, needles, syringes and health and beauty aids. Products are marketed and sold primarily (i) on a wholesale basis to other distributors, (ii) directly to doctors, dentists and veterinarians, and (iii) to others including to consumers and through export to foreign countries.

RESULTS OF OPERATIONS

Revenue for the six months ended March 31, 1999 increased by $1,189,915 or 7.8% over the comparable period of the prior year. The increase for the six month period ended March 31, 1999 was almost entirely due to increased purchases from wholesale customers. The gross profit margin for the six months ended March 31, 1999 was 9.28% compared to 10.01% for the comparable period the prior year. While sales increased, the product mix changed with a larger percentage of sales from wholesale operations which has a lower gross profit margin than retail operations.

Operating expenses in total decreased by $3,565 for the six months ended March 31, 1999 compared to the six months ended March 31, 1998. Selling expenses decreased by $177,778. The six month selling expense in 1998 included a bonus to two officers of $195,000 based on their employment agreements. General and administrative expenses for the six months ended March 31, 1999 increased by $174,213 over the same period in 1998. The major components of this increase were (1) bonus to officers of $60,000, (2) write-off of $49,523 deferred registration cost of a failed stock offering, and (3) increased salaries and payroll costs of approximately $70,000.

Interest expense for the six months ended March 31, 1999 was $46,605 compared to $93,488 for the six months ended March 31, 1998. Two factors contributed to this decrease: (1) a reduction in the average amounts outstanding on the Company's line of credit and bankers acceptances, and (2) settlement of $300,000 in loans payable. For the six months ended March 31, 1999, the Company recorded a provision for income taxes of $92,000. For the comparable period in 1998, the Company was able to offset the provision with its net operating loss carryforward.

For the period ended March 31, 1999, the Company recorded an extraordinary gain net of income taxes of $114,393 in connection with the settlement of indebtedness.

FINANCIAL CONDITION

At March 31, 1999, the Company had current working capital of $569,222. In addition, the Company had available $55,000 in bank lines of credit and approximately $800,000 of unused credit facilities for bankers acceptances and letters of credit. The Company has no immediate plans for any major capital expenditures or expansion, and, therefore, it believes that it has sufficient capital available for operations. At March 31, 1999, the Company was negotiating the repayment of certain overdue notes, which notes were subsequently settled and resolved.

                                SICKBAY.COM, INC.
                         (FORMERLY KNOWN AS XETAL, INC.

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


                                                SICKBAY.COM, INC.
                                        (FORMERLY  KNOWN  AS  XETAL, INC.)

                                             /s/ MARK BASILE
                                            -----------------------------
                                            Mark Basile
                                            Chairman and CEO

                                             /s/ ALLEN MOTOLA
                                            -----------------------------
                                            Dr. Allen Motola
                                            President and Treasurer



Dated: March 10, 2000