Form 10QSB
period 1999-06-30
SICKBAY COM INC
filed 2000-03-14
CIK 1012464

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999



                        Commission file number 333-20525




               SICKBAY.COM, INC. (FORMERLY KNOWN AS XETAL, INC. )
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


                                (516) 694 - 0400
                           ---------------------------
                           (Issuer's Telephone Number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ NO X .
  ----

As of July 31, 1999  748,263  shares of common stock were outstanding.

================================================================================

                                SICKBAY.COM, INC.
                         (FORMERLY KNOWN AS XETAL, INC.)

                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS
                                                                          PAGE
                                                                          -----
INTRODUCTORY  NOTE                                                          3

PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements

            -  Consolidated Balance Sheet as of June 30, 1999.             4-5

            -  Consolidated Statement of Income for the nine
                months ended June 30, 1999 and 1998.                        6

            -  Consolidated Statement of Income for the three
                months ended June 30, 1999 and 1998.                        7

            -  Consolidated Statement of Cash Flows for the nine
                months ended June 30, 1999 and 1998.                        8

            -  Notes to Consolidated Financial Statements.                 9-13

     Item 2 - Management's Discussion and Analysis or Plan
           of Operations.                                                 14-15

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings.                                            16

     Item 2 - Changes in Securities and Use of Proceeds.                    16

     Item 3 - Default upon Senior Securities.                               16

     Item 4 - Submission of Matters to a Vote of Security Holders.          16

     Item 5 - Other Information.                                            16

     Item 6 - Exhibits and Reports on Form 8-K.                             16

SIGNATURES                                                                  17

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

On December 29, 1999, Xetal entered into a Reorganization Agreement (the "Agreement") with Sick-Bay.Com, Inc., a Delaware corporation ("Sick-Bay Delaware"). Pursuant to the Agreement, Xetal spun off all of its business operations by a one-for-one restricted stock dividend of APO Health, Inc. ("APO") to the existing shareholder base of Xetal. Prior to the spin-off, Xetal, the parent Company, had been inactive and all of the operations had been maintained in wholly owned operating subsidiaries. Thus, the spin-off left the remaining publicly owned entity without remaining assets and business. The shareholders of Xetal also retained their shares in Xetal, while the shareholders of Sick-Bay Delaware received shares of the Xetal representing over 95% of Xetal (the "Reorganization"). After the Reorganization, Xetal owned the InterNet medical portal business of Sick-Bay Delaware, changed its name to Sickbay.com, Inc. ("Sickbay"), and also changed its Cusip number and ticker symbol ("SKBY").

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

                          PART I FINANCIAL INFORMATION


                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                             (SEE INTRODUCTORY NOTE)


                                     ASSETS

                                                                      JUNE 30,
                                                                        1999
                                                                     -----------
                                                                     (UNAUDITED)
CURRENT  ASSETS:
Cash                                                                  $   39,692
Accounts Receivable, net of allowance for
   doubtful accounts of $94,400                                        2,802,604
Inventory                                                                728,898
Deferred Tax Asset                                                        43,000
Prepaid and Other Current Assets                                          23,415
                                                                       ---------
         Total Current Assets                                          3,737,609
                                                                       ---------
PROPERTY AND EQUIPMENT - at cost, net of
   accumulated depreciation of $95,395                                    66,942
                                                                      ----------
OTHER ASSETS:
Goodwill, net of accumulated amortization
   of  $39,589                                                           143,750
Security Deposits                                                         24,957
                                                                      ----------
         Total Other Assets                                              169,707
                                                                      ----------
         Total Assets                                                 $3,973,258
                                                                      ==========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                             (SEE INTRODUCTORY NOTE)

                       LIABILITIES & STOCKHOLDERS' EQUITY

                                                                     JUNE  30,
                                                                        1999
                                                                     -----------
                                                                     (UNAUDITED)
CURRENT  LIABILITIES:
Cash Overdraft                                                        $  145,523
Bank  -  Line of Credit                                                  510,000
Bankers Acceptances                                                      195,060
Accounts Payable                                                       1,577,184
Accrued Expenses                                                         379,270
Income Taxes Payable                                                     257,000
                                                                      ----------
         Total Current Liabilities                                     3,064,037
Loan Payable  -  former shareholders                                     162,038
                                                                      ----------
STOCKHOLDERS'  EQUITY:
Preferred Stock,  $.01 par value
   2,000,000  shares authorized,  0  shares issued                          --
Common Stock,  $.001 par value
   20,000,000  shares authorized,
   928,263  shares issued and outstanding                                    928
Additional Paid-In Capital                                               614,012
Retained Earnings (Deficit)                                              132,423
                                                                      ----------
                                                                         747,363
                                                                      ----------
Less:  180,000 shares in Treasury                                            180
                                                                      ----------
         Total Stockholders' Equity                                      747,183

         Total Liabilities and Stockholders' Equity                   $3,973,258
                                                                      ==========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            FOR THE NINE MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                             (SEE INTRODUCTORY NOTE)


                                                          1999          1998
                                                      ------------   ----------
                                                       (UNAUDITED)   (UNAUDITED)


Revenue                                               $24,661,349    $24,693,703
Cost of Goods Sold                                     22,374,761     22,280,389
                                                      -----------    -----------
Gross Profit                                            2,286,588      2,413,314
                                                      -----------    -----------
Operating Expenses:
Selling Expenses                                          614,741        891,158
General and Administrative Expenses                     1,298,780      1,039,700
                                                      -----------    -----------
         Total Operating Expenses                       1,913,521      1,930,858
                                                      -----------    -----------
Income from Operations                                    373,067        482,456
Other Expenses - Interest Expense                          67,259        125,219
                                                      -----------    -----------
Net Income before Provision for Income Taxes              305,808        357,237
Provision for Income Taxes                                114,200           --
                                                      -----------    -----------
Net Income before Extraordinary Item                      197,608        357,237
Extraordinary Item - Net of Taxes                         176,023           --
                                                      -----------    -----------
Net Income                                            $   367,631    $   357,237
                                                      ===========    ===========
Earnings Per Common Share                             $       .42    $       .39
                                                      ===========    ===========
Weighted Average Number of Shares Outstanding             865,263        928,263
                                                      ===========    ===========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                             (SEE INTRODUCTORY NOTE)



                                                           1999        1998
                                                       -----------  ------------
                                                        (UNAUDITED) (UNAUDITED)

Revenue                                                $8,172,886   $ 9,395155
Cost of Goods Sold                                      7,416,731    8,521,966
                                                       ----------   ----------
Gross Profit                                              756,155      873,189
                                                       ----------   ----------
Operating Expenses:
Selling Expenses                                          176,813      275,452
General and Administrative Expenses                       501,518      416,651
                                                       ----------   ----------
         Total Operating Expenses                         678,331      692,103
                                                       ----------   ----------
Income from Operations                                     77,824      181,086
Other Expenses - Interest Expense                          20,654       31,731
                                                       ----------   ----------
Net Income before Provision for Income Taxes               57,170      149,355
Provision for Income Taxes                                 22,200         --
                                                       ----------   ----------
Net Income before Extraordinary Item                       34,970      149,355
Extraordinary Item - Net of Taxes                          61,510         --
                                                       ----------   ----------
Net Income                                             $   96,480   $  149,355
                                                       ==========   ==========
Earnings Per Common Share                              $      .12   $      .16
                                                       ==========   ==========
Weighted Average Number of Shares Outstanding             788,263      928,263
                                                       ==========   ==========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                             (SEE INTRODUCTORY NOTE)

                                                       1999        1998
                                                   ----------   ----------
                                                   (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $ 367,631    $ 357,237
Adjustments to Reconcile Net Income to
   Net Cash Flows from Operating Activities:
Depreciation                                          12,577       12,603
Amortization                                           9,165        9,162
Allowance for doubtful accounts                         --         23,800
Deferred Taxes                                       (20,000)        --
Gain Forgiveness of Debt                            (397,869)        --
Changes in Operating Assets and Liabilities:
Accounts Receivable                                 (201,130)    (628,741)
Inventory                                            247,434      247,148
Security Deposits                                       --        (20,000)
Prepaid Expenses                                       2,256       (9,602)
Registration Costs                                    49,523         --
Accounts Payable                                    (235,813)     366,469
Accrued Expenses                                    (181,348)      25,245
Income Taxes Payable                                 251,000         --
                                                   ---------    ---------
         Net Cash Flow from Operating Activities     (96,574)     383,321
                                                   ---------    ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Due from Officers                                    148,274       97,948
                                                   ---------    ---------
         Net Cash Flow from Investing Activities     148,274       97,948
                                                   ---------    ---------
CASH FLOW FROM FINANCING ACTIVITIES:
Cash Overdraft                                        21,070       72,402
Borrowing under Line of Credit --  Net               135,000     (479,292)
Borrowing -- Banker's Acceptances --  Net            (32,912)     (15,773)
Payment -- Notes Payable                            (210,625)      (1,042)
                                                   ---------    ---------
         Net Cash Flow from Financing Activities     (37,944)    (423,705)
                                                   ---------    ---------
         Net Increase (Decrease) in Cash              13,756       57,564
Cash -- Beginning                                     25,936       52,335
                                                   ---------    ---------
Cash -- Ending                                     $  39,692    $ 109,899
                                                   =========    =========

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



NOTE 1 -- LIMITATIONS OF SCOPE

During the period covered by this Form 10-QSB, the Company was known as Xetal, Inc. and the business conducted by the Company during such periods has been transferred to APO Health, Inc., a private company. See "Introductory Note" on page 3 of this Form 10-QSB.

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

It is suggested that these interim consolidated financial statements read in conjunction with the financial statements and the notes thereto included in the Company's Special Financial Report containing the Company's audited Financial Statements as of and for the fiscal year ended September 30, 1998 and September 30, 1999, filed with the Securities and Exchange Commission.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company was organized under the laws of the State of Utah. In September, 1994, the Company acquired APO Health ("APO"), a wholesale distributor of medical supplies selling predominantly to medical distributors, dentists and doctors throughout the United States. Approximately 80% of the Company's sales are to distributors of medical supplies.

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

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                             (SEE INTRODUCTORY NOTE)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NATURE OF BUSINESS (CONTINUED)

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

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                             (SEE INTRODUCTORY NOTE)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 3 -- LOANS PAYABLE

As of June 30, 1999, the Company settled certain claims relating to $450,000 of promissory notes issued during 1996 and 1997 with shares and warrants attached to private investors in the company for less than the face value amount thereof. The transactions resulted in an extraordinary gain of $175,843 net of income taxes of $120,000; and also resulted in the reduction of shares outstanding from 808,263 to 748,263.


NOTE 4 -- CREDIT FACILITY

In June, 1999, the Company renegotiated its credit facility with the financial institution. The facility is for working capital and the purchase of inventory. The credit facility provides for a $2,000,000 secured working capital facility for letters of credit and bankers acceptances with a sub-limit of $1,000,000 for note borrowings. Interest is payable monthly, at the bank's prime rate plus 1%.

The credit facility is scheduled to mature on March 31, 2000. The facility is secured by substantially all of the Company's assets and personally guaranteed by its stockholders. In addition, the obligation due to the former shareholders in the amount of $162,038 is subordinated to the bank's borrowing.

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                             (SEE INTRODUCTORY NOTE)

NOTE 5 -- INCOME TAXES

Deferred income taxes arise form temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The primary source of temporary differences is the use of the allowance method for bad debts for financial accounting the direct write-off method for tax purposes.

The components of deferred taxes as of June 30, 1999, are as follows:

Allowance for doubtful accounts                                       $  43,000

For the nine months ended June 30, 1999, the provision for income taxes (benefits) consist of the following:

Current                                                               $ 134,200
Deferred                                                                (20,000)
                                                                      ---------
Provision (benefit) for income taxes                                  $ 114,200
                                                                      =========

NOTE 6 -- COMMITMENTS AND CONTINGENCY

DEFINED CONTRIBUTION PENSION PLAN

January, 1993, the Company established a profit sharing plan. All full time employees, as defined in the plan, are eligible. Contributions to the plan are discretionary. Pension expense for the nine months ended June 30, 1999 was $-0-.

LEASES

Effective December 1994, an affiliated company, whose shareholders are the officers of the Company, leased its 9,800 square foot facility to house its operations. Under the terms of the lease, the Company will pay for all real estate tax increases and any repairs to the property. The Company has a month to month lease with similar terms with this affiliate.

LETTERS OF CREDIT

The Company had letters of credit outstanding of $465,371 for purchases to be delivered after June 30, 1999.

                                SICKBAY.COM, INC.
                 (FORMERLY KNOWN AS XETAL, INC.) & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                             (SEE INTRODUCTORY NOTE)

NOTE 7 -- SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

For the Nine Months ended June 30,                     1999           1998
                                                     --------       --------
         Payment of Interest                         $ 67,259       $102,719
                                                     --------       --------
         Payment of Taxes                            $   --         $   --
                                                     --------       --------

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

SUBSIDIARIES

Xetal, the Parent Corporation had no operations for the period covered by this report. The information described herein represents the financial condition and results of operations of the Company's principal subsidiaries. The acquisition of APO Health, Inc. by the Company for accounting purposes has been treated as a purchase by APO (i.e. a reverse acquisition) because of the significance of the assets and operations of APO when compared to the Company. Therefore the financial statements predominantly represent the historical activities and assets of APO and two other subsidiaries acquired by the Company.

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

RESULTS OF OPERATIONS

Revenue for the nine months ended June 30, 1999 decreased by $32,354 or .1% compared to the nine months ended June 30, 1998. Gross profit margins decreased to 9.27% for the nine months ended June 30, 1999 from 9.77% for the comparable period of the prior year. The decrease in gross profit margin is a result of a greater percentage of sales applicable to lower margin wholesale sales compared to the prior period.

Operating expenses for the nine months ended June 30, 1999 decreased by $17,337 or .8% from the prior years period ended June 30, 1998. Selling expenses decreased by $276,417 for the nine months ended June 30, 1999. Included in the nine months selling expenses at June 30, 1998 was $325,000 in bonuses to two officers based upon their employment agreement in effect at that date. There was no similar bonus in 1999. Advertising, postage and mailing expenses increased in 1999 by approximately $45,000 over 1998

General and administrative expenses for the nine month period ended June 30, 1999 increased by approximately $259,000 over the nine month period ended June 30, 1998. The major components of this increase are: (1) officers salaries, including accrued bonus, increased by approximately $185,000, (2) the write-off of deferred registrations costs due to an unsuccessful offering of $49,523, and
(3) approximately $50,000 in increases in other salaries and payroll taxes.

Interest expense for the nine months ended June 30, 1999 was $67,259 compared to $125,219 for the nine months ended June 30, 1998. The major reasons for the decrease were (1) promissory notes had been paid off, (2) a lower average borrowing on the Company's line of credit, (3) less use of bankers acceptances, and (4) the Company started on-line banking allowing them to reduce borrowings over weekends.

For the nine months ended June 30, 1999, the Company recorded a provision for Income Taxes of $114,200; in 1998, the Company was able to offset the provision with its net operating loss carryforward.

For the period ended June 30, 1999, the Company recorded an extraordinary gain net of income taxes of $175,843 in connection with the settlement of indebtedness.

FINANCIAL  CONDITION

At June 30, 1999, the Company has current working capital of $673,572. In addition the Company had available $490,000 in bank lines of credit and approximately $535,000 of unused credit facilities for bankers acceptances and letters of credit. The Company has no immediate plans for any major capital expenditures or expansion and, therefore, it has sufficient capital available for operations.

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


                                                      SICKBAY.COM, INC.
                                             (FORMERLY  KNOWN  AS  XETAL, INC.)



                                                  /s/ MARK BASILE
                                                 -------------------------------
                                                         Mark Basile
                                                         Chairman and CEO


                                                   /s/ ALLEN MOTOLA
                                                  -----------------------------
                                                         Dr. Allen Motola
                                                         President and Treasurer



Dated: March 10, 2000