Form 10-K
period 1999-09-30
SICKBAY COM INC
filed 2000-03-14
CIK 1012464

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                        Commission file number 333-20525


                SICKBAY.COM, INC. (FORMERLY KNOWN AS XETAL, INC.)
                -------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  UTAH                                          22-2223126
    -------------------------------                       ----------------------
    (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)

510  BROADHOLLOW  ROAD,  MELVILLE,  NEW  YORK                       11747
---------------------------------------------                     ---------
  (Address of principal executive offices)                        Zip  Code

                                (516) 694 - 0400
                                ----------------
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                      None.

Securities registered pursuant to Section 12(g) of the Act (1):

                    Common Stock, Par Value $ .001 Per Share
                    ----------------------------------------
                                (Title of Class)

     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No [X].

     Indicate by check mark, if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

----------
     (1) Registration is being filed herewith.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 2, 2000, amounted to $ 22,500,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 2,2000 was 21,168,263 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.


                                INTRODUCTORY NOTE
                                -----------------

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

On December 29, 1999, Xetal entered into a Reorganization Agreement (the "Agreement") with Sick-Bay.Com, Inc., a Delaware corporation ("Sick-Bay Delaware"). Pursuant to the Agreement, Xetal spun off all of its business operations by a one-for-one restricted stock dividend of APO Health, Inc. ("APO") to the existing shareholder base of Xetal. Prior to the spin-off, Xetal, the parent company, had been inactive and all of the operations had been maintained in wholly owned operating subsidiaries. Thus, the spin-off left the remaining publicly owned entity without remaining assets and business. The shareholders of Xetal also retained their shares in Xetal, while the shareholders of Sick-Bay Delaware received shares of Xetal representing over 95% of the Common Stock of Xetal (the "Reorganization"). After the Reorganization, Xetal owned the InterNet medical portal business of Sick-Bay Delaware, changed its name to Sickbay.com, Inc. ("Sickbay"), and also changed its Cusip number and ticker symbol ("SKBY).

Subsequent thereto, the management of Sickbay became aware that, since the 1998 Xetal Registration Statement was not properly withdrawn, that Xetal may have been deemed to have been required to file periodic and other reports under the Securities Exchange Act of 1934. Accordingly, this and other filings intended to be made herewith, are intended to bring Sickbay current in its filing obligations.

Accordingly, the financial and other information contained in this Form 10-K are reflective of business operations of APO, a now privately-held company. In December 1999, concurrently with the execution of the Reorganization Agreement, Sickbay entered into a non-binding Letter of Intent to re-acquire all of the assets and business of APO. Sickbay has not taken any action to complete any such transaction and there is no assurance that it will do so.

                                SICKBAY.COM, INC.
                                -----------------
                         (FORMERLY KNOWN AS XETAL, INC.)

                                    FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS

                                                                           PAGE
PART  I      Item  1  Business                                            4 - 9

             Item  2  Properties                                            9

             Item  3  Legal Proceedings                                     9

             Item  4  Submission of Matters to a Vote
                      of Security Holders                                   9

PART  II     Item  5  Market for Registrant's Common Equity
                      and Related Stockholder Matters                      10

             Item  6  Selected Financial Data                              11

             Item  7  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      12 - 14

             Item  8  Financial Statements and Supplementary Data          14

             Item  9  Changes in and Disagreements with Accountants
                      On Accounting and Financial Disclosure               14

PART III     Item 10  Directors and Executive Officers
                      of the Registrant                                    15

             Item 11  Executive Compensation                               16

             Item 12  Security Ownership of Certain Beneficial
                      Owners and Management                                17

             Item 13  Certain Relationships and Related Transactions       17

             Item 14  Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K                                  18

SIGNATURES                                                                 19

                                     PART I

PREFATORY NOTE:

This Annual Report on Form 10-K is written as of September 30, 1999 and describes business operations as of that date. In addition, the financial statements included herein relate to the business operations of the Company up to September 30, 1999. Subsequent to that date, the business operations of the Company were completely changed, as described in "Introductory Note" on page 2 hereof.

ITEM  1  BUSINESS

HISTORY

The Company was incorporated in May, 1969, under the laws of the State of Utah. In September, 1994, the Company entered into an acquisition agreement with Xetal, Inc., a New York corporation (for purposes herein referred to as "APO Health"), pursuant to which the stockholders of APO Health acquired approximately 83% of the issued and outstanding capital stock of the Company in exchange for all of the capital stock of APO Health. Prior to the acquisition, Dr. Jan Stahl and Mr. Peter Steil owned 100% of the capital stock of APO Health and served as its officers and directors. As a result of the consummation of the transactions under the Acquisition Agreement, APO Health became a wholly owned subsidiary of the Company and Dr. Jan Stahl and Mr. Peter Steil became principal shareholders of the Company and, thereafter, became officers and directors of the Company. In January, 1995, the Company changed its name to Xetal, Inc. and APO Health, thereafter, changed its name to APO Health, Inc.

In March, 1996, the Company acquired 100% of the outstanding capital stock of Universal Medical Distributors, Inc. ("Universal"), a company principally engaged in the business of distributing veterinary supplies. During July, 1996, the Company also acquired 100% of the outstanding capital stock of Dental Alternatives, Inc. ("Alternatives"), a corporation owned by Dr. Jan Stahl, one of the Company's principal shareholders, in exchange for 400,000 shares of the Company's common stock. Alternatives owned certain marketing rights and trademarks to products developed by Dr. Stahl.

BUSINESS OF THE COMPANY

The operations of the Company's predecessor commenced about 1987, and through its subsidiaries, the Company is a distributor, supplier and manufacturer of disposable medical products principally to dental, medical and veterinary professionals. These products include protective garments such as isolation gowns, facemasks and gauze, as well as other disposable items such as latex gloves, needles, syringes, health and beauty aids and chemicals for infection control.

Management has elected to concentrate the Company's efforts in specialized markets for disposable dental, medical and veterinary products. The Company currently distributes over 3,000 different products. Products are marketed and sold primarily (i) to other distributors, (ii) directly to doctors, dentists and veterinarians, and (iii) to others, including direct consumers.

Universal, the Company's veterinary division, is a full service veterinary supply company, its sales generated through direct marketing, trade shows and mail order.

PRODUCTS

The Company distributes approximately 3,000 different products within the medical, dental and veterinary markets. Several of the principal products are described below:

Dental: The Company markets and distributes protective gloves, needles, prophy angles, barrier protection products, gowns, face masks, gauze products, topical anesthetics and infection control chemicals to the dental industry. Included among such products are the following proprietary products:

Floam(TM): This product is a topical fluoride treatment in a foam format which is offered in four flavors and is marketed as a dental hygiene product for direct consumer use.

Prophy Jet Powder: This product, marketed and distributed to the dental industry, is used primarily to prevent clogging and insure even flow through prophy jet units.

Gobble(TM): This product, also marketed and distributed to the dental industry, is a bacterial product which forms a potent biofilm that adheres to evacuation in dental equipment which causes organic waste to be reduced to carbon dioxide and water.

Medical: The Company markets and distributes protective gloves, tapes, syringes, needles, protective barrier gowns and gauze products to the medical and health care industry.

Veterinarian: The Company markets and distributes protective gloves, needles, gowns, tapes, and a full line of veterinary products to the veterinary industry.

In addition to the foregoing, which represent the most popular product lines, the Company distributes a wide range of other medical, dental and veterinary supplies and products. The Company obtains its products from third party manufacturers and suppliers. The Company does not have any contractual arrangements with any of its suppliers or manufacturers. Although the Company does not have any such contractual arrangements, the Company believes that there are adequate alternative manufacturers which would be able to provide adequate manufacturing capabilities in the event its present manufacturers were unable, or unwilling, to continue to provide the Company with manufacturing services.

SALES AND MARKETING

The Company's products are sold directly by Company employees, through mail order and by outside, independent sales representatives. The Company's sales organization presently consists of four persons, including Dr. Stahl, the Company's Chief Executive Officer, who oversees a combination of direct salespersons and independent sales representatives. Typically, independent sales representatives who have undertaken to sell the Company's products will agree not to sell similar or competitive products during the time when they represent the Company.

The Company's marketing approach attempts to capitalize on its wide array of product lines in order to offer mass merchandisers, buying consortiums, and drug store and supermarket chains a "package" approach to its private label program. This not only provides customers with attractive and competitive pricing but, in management's opinion, provides the Company with a competitive advantage by offering its customers the ease of administration and cost savings which come with using a single supplier for many of their product needs.

During the course of the last year, the Company increased its sales and marketing efforts, including by (i) expanding its use of independent sales through the use of a combination of advertisements in specialized trade magazines, and a direct mail and fax program to potential end-users; (ii) expanding its use of print advertising (including the expansion of current advertising in trade publication); and (iii) arranging to develop, print and distribute product brochures and literature.

GOVERNMENT REGULATION

Approval from the Food and Drug Administration (the "FDA") is not required for marketing or distribution of most of the Company's products. However, certain of the products marketed or being developed and manufactured by the Company are, or will be, subject to regulation as medical devices by the FDA, which has comprehensive authority to regulate the development, production, distribution and promotion of medical devices. Various states and foreign countries in which the Company's products are, or in the future may be sold, may also impose certain additional regulatory requirements. The Company is registered with the FDA as a distributor of various medical devices.

Pursuant to the federal Food, Drug and Cosmetic Act, and the regulation promulgated thereunder, a medical device is ultimately classified by the FDA as either a Class I, Class II or Class III device. Class I devices are subject to general controls which are applicable to all devices. Such controls include regulation regarding FDA inspection of facilities, "Good Manufacturing Practices," labeling, maintenance of records and filings with the FDA. Class II devices must meet general performance standards established by the FDA before they can be marketed and must adhere to such standards once on the market.

Each manufacturer of medical devices is required to register with the FDA and also to file a "510(k) Notification" before initially marketing a new device intended for humans. The manufacturer may not market such new device until 90 days following the filing of such Notification unless the FDA permits an early marketing date. The FDA, prior to the expiration of the 90-day period, may notify the manufacturer that it objects to the marketing of the proposed device, and thereby may delay or preclude the manufacturer's ability to market that device. The FDA may also require further data from, or testing by, the manufacturer. The FDA permits the marketing of some medical devices, subject to the general controls under the Act, if the devices are "substantially equivalent" to devices marketed in interstate commerce before May 28, 1976 (the effective date of the Medical Device Amendment to the Act.)

MANUFACTURING AND DISTRIBUTION

The Company does not manufacture any of the products it distributes. All of the products distributed by the Company are either purchased from various third-party manufacturers or suppliers as finished products, or are manufactured for the Company according to its specifications directly by various contract manufacturers.

The Company has several suppliers, the largest of which are K&K, Inc., Alora Medical, Inc., Global Marketing, Inc., and Ultra Medics, Inc. The Company believes that its sources of inventory, supplies and materials are plentiful and it is not dependent on any one supplier for access to the goods it sells and that the Company would be in a position to acquire products from various other sources if any of the previously named suppliers were not able to or would refuse to provide the Company with its required inventory.

The Company stores its inventory of products at its own warehouse facility in Oceanside, New York, and subsequently distributes them to its customers in fulfillment of customer orders. The Company has no written contracts with any of its manufacturers or suppliers.

Manufacturers are selected by the Company on the basis of price, availability of payment terms, quality, reliability and the ability of a particular manufacturer to meet the production and delivery requirements of the Company. The utilization of third party manufacturers enables the Company to avoid incurring fixed manufacturing costs and substantial capital expenditures in order to establish in-house manufacturing facilities. However, such use of third party manufacturers does reduce the Company's ability to control the timing and quality of the manufacturing process. Delays in shipments to the Company or defects in products shipped could result in a loss of sales, which could have a materially adverse effect upon the Company's operating results. Manufacturing services performed overseas are typically paid for by letter of credit, with payment being made only upon the proper fulfillment of the express terms of the letter of credit as established by the Company and proper documentation relating thereto. To date, the Company has not experienced any material delays in the delivery of its products or any material quality defect in the products manufactured for it by third party manufacturers.

The Company's present facility provides the Company with adequate warehousing and storage capacity for the foreseeable future. Although several of the Company's customers take delivery of their products at the Company's facility, typically, the Company will ship its products nationwide using either independent contract carriers or common carriers.

As the Company continues to develop new proprietary products, management expects that its reliance upon third party contract manufacturers may increase substantially. However, to date the Company has not experienced any difficulties in finding suitable contract manufacturers to meet its needs and management does not expect to have any such difficulty in the future, even considering its potentially increased needs.

COMPETITION

The hospital supply and medical products business is intensely competitive. At present, the Company estimates that there are over 20 disposable product companies whose products compete with the Company's present and proposed products. These companies range from major multinational companies to enterprises which are smaller in size and financial strength that the Company. The Company's present and prospective competitors also include the numerous manufacturers and suppliers of reusable medical products. Many of the Company's competitors have far greater financial resources, larger staffs, and more established market recognition in both the domestic and international markets than the Company.

The consumer health and personal care products markets are also highly competitive. Competition in these markets is based principally on price, quality of products and customer service. Although the Company believes that it currently competes favorably as to these factors, due to the high costs associated with quality control and customer service, and the low profit margins typical for these products, no assurance can be given that the Company will be able to sustain its competitive position in these markets.

Several of the consumer markets in which the Company competes are dominated by nationally advertised brand name products marketed by established consumer packaged goods companies. The Company seeks to provide private label products with quality equivalent to nationally advertised brand name products at substantial cost savings to consumers and increased profit potential to retailers. The Company believes that it presently offers one of the broadest lines of such private label products available when compared to its private label competitors. In the opinion of management, this breadth of product line provides the Company with a competitive advantage by offering the Company's customers the ease of administration resulting from a single supplier for many of their product needs.

The Company's primary competition in consumer retail products is generally product specific. Although some crossover does exist, the Company faces a different set of primary competitors in each product line it offers. The Company's position in the industry is insignificant and it competes based primarily on the basis of service and price.

TRADEMARKS, PATENTS AND LICENSES

At present, the Company does not rely upon any patent protection for any of its products and such protection is not believed to be essential by management because of the character of its products. Further, there is little likelihood that the Company will develop patentable products or processes in the foreseeable future. In the absence of such protection, the Company will primarily rely upon trade secrets and proprietary techniques to attain or maintain any commercial advantage. There is no assurance that competitors will not independently develop and market, or obtain patent protection for products similar to those designed or produced by the Company, and thus negate any advantage of the Company with respect to any such products. Even if patent protection should become available to the Company in the future, there is no assurance that such protection will be commercially beneficial to the Company because of the nature of the industry.

In connection with the Company's acquisition of Dental Alternative, Inc.
from Dr. Jan Stahl, the Company's Chief Executive Officer, the Company also acquired the exclusive right to use the registered trademark "EDKTM" in connection with the marketing of its emergency dental kit, which to date has not had significant sales.

EMPLOYEES

The Company including its two subsidiaries, APO Heath and Universal, employ a total of 18 persons: 3 executive personnel; 3 sales persons; 6 clerical and administrative personnel; and, 6 warehouse employees.


ITEM  2  PROPERTIES

As of September 30, 1999, the Company's offices were located at 3590 Oceanside Road, Oceanside, New York. The premises contained approximately 9,800 square feet under a five-year lease (the "Lease") which expires in December 31, 1999 (the "Lease Term"). After year-end the lease was renewed and extended by APO. These premises are occupied under a Lease between the landlord, who is an unaffiliated third party, and an affiliated company PJS Trading, Inc., a New York corporation ("PJS") owned by Dr. Stahl and Mr. Steil, which was originally formed by them for the express purpose of entering into this Lease agreement. The Company occupies these premises under an oral agreement with PJS and Dr. Stahl and Mr. Steil whereby the Company has agreed to discharge all of the Lease obligations with the landlord. Management believes that the terms and provisions of this lease agreement, including the rental payments due, are fair and reasonable for similar lease agreements within the same geographic area for similar space. The annual lease payment under the new lease is approximately $69,500 per year with increases for real estate taxes over the base period. Neither PJS nor Dr. Stahl nor Mr. Steil derives any profit from the Lease nor will they during the balance of the Lease Term. Management of the Company believes the current facility is adequate for its current operations.

ITEM  3  LEGAL  PROCEEDINGS

None.

ITEM  4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                     PART II

ITEM  5  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND
         RELATED  STOCKHOLDER  MATTERS

The shares of the Company's common stock commenced trading on February 28, 1995. The principal market on which the Company's securities are traded is the over-the-counter market on the OTC Electronic "Bulletin Board" and is currently traded under the symbol "SKBY" and during the periods shown on the table below under the symbol "XETX." The range of high and low bid quotations for the fiscal years ended September 30, 1999 and 1998 are shown below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


                                                                 Common
         Quarter  Ended                      High                 Low
         --------------                     ------            ----------
         December 31, 1997                   .75                 .75
         March 31, 1998                      .75                 .625
         June 30, 1998                       .625                .53125
         September 30, 1998                  .625                .53125

         December 31, 1998                   .53125              .18
         March 31, 1999                      .25                 .18
         June 30, 1999                       .25                 .18
         September 30, 1999                  .25                 .18

(a) Holders    The number of holders of record of the Company's common stock as of September 30, 1999 was approximately 225.

(b) Dividends  The Company has not paid or declared any cash dividends on its common stock since its inception, and by reason of its contemplated financial requirements, does not anticipate paying any cash dividends on its common stock in the near future.

ITEM  6  SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of and for each of the years in the five year period ended September 30, 1999. The September 30, 1995 results are for a nine month period


Statement of Operations Data:


                                            Fiscal Year Ended September 30,
                            -------------------------------------------------------------------------
                                1999           1998            1997            1996           1995
                            -----------    -----------    -----------     -----------     -----------
Revenue                     $32,147,128    $33,170,600    $23,500,981     $14,615,764     $9,635,770
Gross Profit                  2,831,870      3,183,257      2,473,755       2,020,411        707,972
Selling, General and
 Administrative Expenses      2,629,370      2,739,484      2,262,130       1,766,392        636,209
Business Acquisition
 Costs                             --             --             --           108,740           --
Net Income (Loss)
 before extraordinary
 item                            59,901        310,690        (15,665)        (30,009)        30,806
Extraordinary Item              211,323         36,533           --              --             --
Net Income (Loss)               271,224        347,223        (15,665)        (30,009)        30,806
Earnings per common
 share before extra-
 ordinary item                     $.07           $.33          $(.02)          $(.08)         $ .11
Extraordinary Item                 $.24           $.04           --              --             --
Earnings per
 Common Share                      $.31           $.37          $(.02)          $(.08)          $.11
Weighted Average
 Shares Outstanding             885,763        928,263        913,630         394,800        269,733


Balance Sheet Data:


                                                   As of September 30,
                           --------------------------------------------------------------------------
                                 1999           1998           1997            1996          1995
                            -----------    -----------    -----------     -----------     ----------
Total  Assets               $ 4,259,980    $ 4,203,089    $ 4,089,332     $ 3,301,516     $3,657,744
Total  Liabilities            3,609,204      3,823,357      4,056,823       3,278,442      3,330,380
Stockholders' Equity            650,776        379,732         32,509          23,074        327,364

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The information described herein represents the financial condition and results of operations of the Company's principal subsidiaries, since the Company itself is and has been inactive for more than two years and the acquisition of APO Health, Inc. by the Company for accounting purposes has been treated as a purchase by APO (i.e. a reverse acquisition) because of the significance of the assets and operations of APO when compared to the Company. Therefore the financial statements predominantly represent the historical activities and assets of APO and two other subsidiaries acquired by the Company.

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

RESULTS OF OPERATIONS:

YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

Revenues for the year ended September 30, 1999 decreased from the year ended September 30, 1998 by $1,023,472 or 3.1%. Universal, which is the veterinary division, increased revenue by approximately $550,000, while APO Health decreased by approximately $1,575,000. The reduction in sales was due to normal variations in sales levels. Gross profit margin in fiscal 1999 was 8.8% as compared to 9.6% in fiscal 1998. The reduction in gross profit margins was as a result of a greater percentage of sales applicable to lower margin wholesale sales in 1999 as compared to the prior period.

Operating expenses for the year ended September 30, 1999 decreased by $110,114. Selling expenses decreased by approximately $500,000 in fiscal 1999 from the prior fiscal year due primarily to the inclusion in the 1998 selling expense of a commission to two executive officers of $400,000. The remaining major components for this decrease are (1) a reduction in shipping costs of approximately $60,000 and (2) a reduction in trade shows of approximately $50,000.

General and administrative expenses increased by approximately $392,000 in fiscal 1999 as compared to fiscal 1998, before reclassification of the $400,000 selling expense in 1998. Some of the major changes in general and administrative expenses are (1) decrease in officers compensation of $143,677, (2) increase in other salaries and payroll taxes $77,041, (3) decrease in bad debt expense by $37,243, and (4) increase in profit sharing expense $99,011.

Income from operations decreased by $241,273 reflecting the reduced gross profit margins, but partially offset by a reduction in operating expenses.

Interest expense for the year ended September 30, 1999 decreased by $70,324 from the year ended September 30, 1998, before reclassification of the $400,000 selling expense in 1998. Approximately $22,500 of the decrease was due to repayment of loans payable. The balance of the reduction was due to a reduction in the average amount outstanding on the Company's line of credit, reduction in use of banker's acceptances and on-line banking, which allowed the Company to reduce balances over weekends.

In fiscal 1999, the Company recorded an extraordinary item, forgiveness of debt net of taxes, of $211,143 versus $36,533 in fiscal 1998.

In 1996 and 1997, in two separate offerings, the Company sold for $500,000 an aggregate of $500,000 principal amount of notes, together with warrants and, in the case of the second offering, shares of common stock of the Company. Such securities were issued in anticipation of a public offering which was aborted in late 1998. In view of the failure to obtain public financing, the Company was unable to immediately pay the full principal and accrued interest. As a result of negotiations, the Company and the investors agreed to reduced payments in full satisfaction of the loans, shares and warrants resulting in the extraordinary item.

YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO YEAR ENDED SEPTEMBER 30, 1997

Revenue for the year ended September 30, 1998 increased by approximately $9,670,000 over the year ended September 30, 1997, an increase of 41%. Approximately 92% of the increase was from sales to wholesale distributors, while the balance was due to Universal. The gross profit increased by $709,502 but the gross profit margin decreased from 10% to 9.6%. The decrease was due to lower profit margins on sales to wholesale distributors.

Operating expenses increased by $477,354 in 1998 compared to 1997. Some of the major increases in fiscal 1998 over fiscal 1997 are (1) total officers compensation of $369,550, (2) other salaries and payroll taxes of $32,557, (3) bad debt expense of $27,545, (4) trade shows of $23,162, (5) advertising including mailing of brochures of $39,854, (6) professional fees of $19,946, and
(7) telephone of $18,494. Significant decrease in fiscal 1998 from fiscal 1997 including (1) shipping expense $70,132, as many large orders to wholesalers were drop-shipped, (2) commissions $20,980, and (3) insurance $19,962.

Income from operations in fiscal 1998 increased by $232,148 over fiscal 1997, as the increase in gross profit exceeded the increase in operating expenses.

Interest expense in fiscal 1998 decreased by $65,207 from fiscal 1997, as the Company was able to reduce average borrowing on its line of credit and bankers acceptances due to an improved cash flow.

FINANCIAL CONDITION

As of September 30, 1999, the Company had net working capital of $578,743, an increase of $343,887 from September 30, 1998. In addition, stockholder's equity increased by $271,044. The Company has a $2,000,000 credit facility which includes a $1,000,000 line of credit and $1,000,000 available for bankers acceptances and standby letters of credit. This facility has an interest rate of prime plus one percent and expires on March 31, 2000. At September 30, 1999 the total outstanding on the credit facility including a $150,000 standby letter of credit was $1,201,193, leaving the Company almost $800,000 in additional borrowing capability. As of September 30, 1999, the Company has no plans which would require a major capital expenditure, therefore, assuming the renewal or replacement of its credit facility, the Company believes that it has sufficient funds for operations for the next fiscal year.


ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Appears after Item 14.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and business experience of the executive officers and directors of the Company. All information is as of September 30, 1999.

     Name                  Age                            Position
     ----                  ---                            --------
Dr. Jan Stahl               51              Chairman, Chief Executive Officer
                                            Secretary, Director

Peter Steil                 51              President, Chief Financial Officer,
                                            Director

Kenneth Levanthal           44              Director


Dr. Jan Stahl is a New York State licensed dentist. Dr. Stahl founded APO Health, the Company's wholly owned subsidiary, in 1987, and has been its Chairman, Chief Executive Officer, Secretary and a Director since such time. Dr. Stahl's primary responsibilities for the Company are in the area of sales and marketing. Prior to founding the Company, Dr. Stahl was a practicing dentist in the state of New York. Dr. Stahl received his DDS Degree from New York University in 1974.

Peter Steil co-founded the Company along with Dr. Stahl in 1987 and has been its President and Chief Financial Officer since such time. From 1981 to 1987, Mr. Steil was President of LBS Interdent, Inc., a company engaged in dental product sales. From 1974 to 1981, Mr. Steil was employed as Director of International Technical Support and Sales by Degussa, a European based manufacturer and distributor of dental and medical supplies. Subsequently (from 1984 to 1986) he was employed by Orbident International, the international sales division of Darby Drugs. Mr. Steil's training is in mechanical engineering having received his Technical Degree from Tuebingen University, Germany, in 1974.

Kenneth Levanthal founded Universal Medical Distributors, Inc. ("Universal"), a subsidiary of the Company, in 1985 and has served as its president since such time. Prior to founding Universal, Mr. Levanthal had been employed as Executive Vice President of Medardo Corp., a division of Omnicare, Inc., having been employed by Medardo Corp. since 1997, prior to its acquisition by W.R. Grace & Co. (the parent company of Omnicare, Inc.) Omnicare consists of various health care companies, with Medarco specializing in the sale of veterinary products. Mr. Levanthal graduated from Boston University in 1977, receiving his Bachelors Degree.

ITEM 11   EXECUTIVE COMPENSATION

The following table sets forth information relating to remuneration received by executive officers and directors for the Company's most recent fiscal year compared with the previous two fiscal years.


                                                                             Long Term Compensation
                                                                            ------------------------
                                         Annual                             Securities       All
                                    Compensation (1)        Restricted      Underlying      Other
Name & Principal                   ------------------        Stock          Options of      Compen-
   Position              Year      Salary       Bonus        Awards           SARS          sation
       --------          ----      ------       -----        ------           ----          -------
Jan Stahl,               1999     $389,823        -0-          -0-             -0-            -0-
CEO (1)                  1998      343,900        -0-          -0-             -0-            -0-
                         1997      125,000     $6,375          -0-             -0-            -0-

Peter Steil,             1999     $178,600        -0-          -0-             -0-            -0-
  President (1)          1998      317,500        -0-          -0-             -0-            -0-
                         1997      100,000     $6,375          -0-             -0-            -0-

Kenneth                  1999     $ 78,000        -0-          -0-             -0-            -0-
 Levanthal               1998       78,000        -0-          -0-             -0-            -0-
                         1997       78,000        -0-          -0-             -0-            -0-


(1) It should be noted that the figures listed as "salary" include both base salary and earned commissions, but do not include annual bonus amounts, if any, which are listed separately under the "bonus" column.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 1999, certain information regarding the beneficial ownership of the Company's common stock.

                                      Number of Shares Owned                Percentage
      Name                          of Record and Beneficially     Common Stock Outstanding
      ----                          --------------------------     ------------------------
Dr. Jan Stahl
3141 Ann Street
Baldwin, NY 11510                          300,000                          40.1%

Peter Steil
57 Hewlett Avenue
P.O. Box 750
Point Lookout, NY 11569                    275,000                          36.6%

Kenneth Levanthal
24 Meadowbrook Road
Huntington Station, NY  11746               10,000                           1.3%

All Directors and Officers
As a Group                                 585,000                          78.2%

In December 1999, a reorganization of the Company was effectuated. See "Introductory Note" on page 2 hereof.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report.

                                                                     PAGE
                                                                     ----
     1. Financial Statements:

        Report of Independent Certified Public Accountants.           F-1

        Balance Sheets as of September 30, 1999 and 1998.          F-2 - F-3

        Statements of Operations for the years ended
        September 30, 1999, 1998 and 1997.                            F-4

        Statements of Changes in Stockholders' Equity
        For the years ended September 30, 1999, 1998 and 1997.        F-5

        Statements of Cash Flows for the years ended
        September 30, 1999, 1998 and 1997.                        F-6 - F-7

        Notes to Consolidated Financial Statement.                F-8 - F-14

     2. Schedule II - Valuation and Qualifying Accounts              F-15

     (b) Exhibits

        3.1 Certificate of Incorporation, as amended through November 16, 1998. (1)

        3.2  Bylaws, as amended to date. (1)

        3.3  Articles of Amendment to Certificate of Incorporation 12/8/99. (2)

        3.4 Certificate of Correction to Certificate of Incorporation 12/22/99. (2)

        4.1  Specimen Certificate of Common Stock. (1)

        10.1 Reorganization Agreement dated December 29, 1999. (2)

        21   List of Subsidiaries.

        23   Consent of Independent Auditors.

     (c) Reports on Form 8-K. The Company's Report on Form 8-K related to the reorganization with Sick-Bay.com, Inc.

------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-20525), which became effective on November 16, 1998.

(2)  Incorporated by reference to the Form 8-A.

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Sickbay.com, Inc. (formerly Xetal, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sickbay.com, Inc. (formerly Xetal, Inc.) and Subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sickbay.com, Inc. (formerly Xetal, Inc.) and Subsidiaries at September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

Our audits were made to form an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index to the financial statements and schedule are presented to comply with rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedule for each of the three years in the period ended September 31, 1999 have been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, the supplemental schedule referred to above fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Linder & Linder
Certified Public Accountants
Dix Hills, New York
December 15, 1999

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998


                                     ASSETS


CURRENT ASSETS:                                                   1999          1998
                                                              ----------    -----------
  Cash                                                        $   41,239    $   25,936
  Accounts receivable, less allowance for doubtful
    accounts of $89,200 in 1999 and $94,400 in 1998            2,482,718     2,601,474
  Inventory                                                    1,275,577       976,332
  Due from officers                                              131,939       248,274
  Deferred tax asset                                              41,500        23,000
  Prepaid and other receivables                                   52,936        21,159
                                                              ----------    ----------
        TOTAL CURRENT ASSETS                                   4,025,909     3,896,175
                                                              ----------    ----------
PROPERTY AND EQUIPMENT - at cost, less
  accumulated depreciation of $100,140 in 1999
   and $82,818 in 1998                                            68,422        79,519
                                                              ----------    ----------
OTHER ASSETS:
  Goodwill, less accumulated amortization of
    $42,647 in 1999 and $30,424 in 1998                          140,692       152,915
  Registration costs                                                   -        49,523
  Security deposits                                               24,957        24,957
                                                              ----------    ----------
        TOTAL OTHER ASSETS                                       165,649       227,395
                                                              ----------    ----------
        TOTAL ASSETS                                          $4,259,980    $4,203,089
                                                              ==========    ==========


       See independent auditors' report and notes to financial statement.

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                              (FORMERLY XETAL,INC.)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:                                              1999           1998
                                                              -----------    -----------
  Cash overdraft                                              $   72,526     $  124,453
  Line of credit - bank                                          752,000        385,000
  Bankers acceptances                                            154,850        227,972
  Accounts payable                                             1,826,027      1,812,997
  Accrued expenses                                               534,272        654,897
  Loans payable                                                        -        450,000
  Income taxes payable                                           107,491          6,000
                                                              ----------     ----------
        TOTAL CURRENT LIABILITIES                              3,447,166      3,661,319
                                                              ----------     ----------
LOANS PAYABLE - former shareholders                              162,038        162,038
                                                              ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares
    authorized, -0- shares issued                                      -              -
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 928,263 issued in 1999 and 1998                      928            928
  Additional paid-in capital                                     614,012        614,012
  Retained earning (deficit)                                      36,016       (235,208)
  Treasury stock, par value, 180.000 shares                         (180)             -
                                                              ----------     ----------
        TOTAL STOCKHOLDERS' EQUITY                               650,776        379,732
                                                              ----------     ----------
        TOTAL ASSETS                                          $4,259,980     $4,203,089
                                                              ==========     ==========


       See independent auditors' report and notes to financial statement.

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 31, 1999, 1998 AND 1997


                                                              1999            1998            1997
                                                          -----------     -----------    ------------
  Revenues                                                $32,147,128     $33,170,600     $23,500,981
  Cost of revenues                                         29,315,258      29,987,343      21,027,226
                                                          -----------     -----------     -----------
        GROSS PROFIT                                        2,831,870       3,183,257       2,473,755
                                                          -----------     -----------     -----------
OPERATING EXPENSES:
  Selling expenses                                            833,764       1,335,930       1,049,201
  General and administrative expenses                       1,795,606       1,403,554       1,212,929
                                                          -----------     -----------     -----------
        TOTAL OPERATING EXPENSES                            2,629,370       2,739,484       2,262,130
                                                          -----------     -----------     -----------
Income from operations                                        202,500         443,773         211,625
OTHER EXPENSES:
  Interest expense - net                                       91,759         162,083         227,290
                                                          -----------     -----------     -----------
        INCOME (LOSS) BEFORE PROVISION
          (BENEFIT) FOR INCOME TAXES                          110,741         281,690         (15,665)
Provision (benefit) for income taxes                           50,840         (29,000)              -
                                                          -----------     -----------     -----------
        INCOME (LOSS) BEFORE
          EXTRAORDINARY ITEM                                   59,901         310,690         (15,665)
Extraordinary item - forgiveness of debt; net of
  taxes of $103,500 in 1999 and $12,000 in 1998               211,323          36,533               -
                                                          -----------     -----------     -----------
        NET INCOME (LOSS)                                 $   271,224     $   347,223     $   (15,665)
                                                          ===========     ===========     ===========
Earnings per Common Share:
  Income from continuing operations before
    Extraordinary item                                    $      0.07     $      0.33     $     (0.02)
  Extraordinary item                                             0.24            0.04               -
                                                          -----------     -----------     -----------
        NET INCOME                                        $      0.31     $      0.37     $     (0.02)
                                                          ===========     ===========     ===========


       See independent auditors' report and notes to financial statements

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


                                                  COMMON STOCK                       ADDITIONAL
                                              -------------------        PAID IN      RETAINED      TREASURY
                                               SHARES      AMOUNT        CAPITAL      EARNINGS        STOCK
                                             ---------     ------       --------     ---------        -----
Balance, September 30, 1996                   728,263     $ 728        $589,212     $(566,766)      $   -
Issuance of stock in conjunction with
  bridge loan                                 200,000       200          24,800             -           -
Net loss - 1997                                     -         -               -       (15,665)          -
                                             --------     -----        --------     ---------        -----
Balance, September 30, 1997                   928,263       928         614,012      (582,431)          -
Reverse stock split                          (464,131)     (464)            464             -           -
Retroactive rescinded reverse
  stock split                                 464,132       464            (464)            -           -
Net income - 1998                                   -         -               -       347,223           -
                                             --------     -----        --------     ---------        -----
Balance, September 30, 1998                   928,263       928         614,012      (235,208)          -
Stock acquired with
  the forgiveness of debt                           -         -               -             -         (180)
Net income - 1999                                   -         -               -       271,224           -
                                             --------     -----        --------     ---------        -----
Balance - September 30, 1999                  928,263     $ 928        $614,012     $  36,016        $(180)
                                             ========     =====        ========     =========        =====

       See independent auditors' report and notes to financial statements.

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



CASH FLOWS FROM OPERATING ACTIVITIES                          1999          1998          1997
                                                          ---------     ---------     -----------
  Net income (loss)                                       $ 271,044     $ 347,223     $   (15,665)
  Adjustment to reconcile net loss to net cash flows
  from operating activities
    Depreciation                                             17,322        16,604          15,284
    Amortization                                             12,223        12,223          12,123
    Bad debts                                                (5,200)       36,580          16,820
    Deferred taxes                                          (18,500)      (23,000)              -
    Write-off of joint venture                                    -        23,800           3,047
    Common stock issued with notes payable                        -             -          25,000
    Gain on forgiveness of debt                            (314,643)      (48,533)              -
    Write-off of registration costs                          49,523             -               -
  Changes in operating assets and liabilities
 (Increase) decrease in assets:
    Accounts receivable                                     123,956      (104,964)     (1,387,208)
    Inventories                                            (299,245)       24,887         287,059
    Prepaids                                                (31,777)       43,840          23,579
   Increase (decrease) in liabilities:
    Accounts payable                                         13,030       225,833         522,573
    Accrued expenses                                       (120,625)      348,113          11,041
    Income taxes payable                                    101,491         6,000               -
                                                          ---------     ---------     -----------
        CASH FLOWS PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                             (201,401)      908,626        (486,347)
                                                          ---------     ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in security deposits                                   -       (20,000)              -
  Due from officers                                         116,335      (150,325)        (31,869)
  Purchase of property and equipment                         (6,225)            -         (33,529)
  Acquisition of registration costs                               -             -         (49,523)
  Proceeds from joint venture                                     -             -           1,200
                                                          ---------     ---------     -----------
        CASH FLOWS PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                              110,110      (170,325)       (113,721)
                                                          ---------     ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                            (51,927)       78,258          46,194
  Borrowings under line of credit - net                     367,000      (579,292)        (85,371)
  Borrowings from acceptances payable - net                 (73,122)     (247,624)        350,938
  Payment of note payable                                         -        (1,042)        (11,458)
  Loans payable                                            (135,357)      (15,000)        250,000
  Payment loans payable - former shareholder                      -             -         (86,000)
  Accrued salaries - net of cash                                  -             -           7,678
                                                          ---------     ---------     -----------
        CASH FLOWS PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                              106,594      (764,700)        471,981
                                                          ---------     ---------     -----------
Net increase (decrease) in cash                              15,303       (26,399)       (128,087)
CASH, BEGINNING                                              25,936        52,335         129,250
                                                          ---------     ---------     -----------
CASH, ENDING                                              $  41,239     $  25,936     $     1,163
                                                          =========     =========     ===========

       See independent auditors' report and notes to financial statements.

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997 (CONTINUED)


SUPPLEMENTAL DISCLOSURE:
                                            1999         1998         1997
                                          -------     --------     --------
CASH PAID DURING THE YEAR FOR:
  Interest                                $84,721     $159,790     $155,405
                                          =======     ========     ========
  Taxes                                   $65,349     $      -     $      -
                                          =======     ========     ========

       See independent auditors' report and notes to financial statements.

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A. NATURE OF BUSINESS Insurance Kingdom Agency, Inc. ("IKA"), an inactive company, was organized under the laws of the State of Utah. Effective September, 1994, IKA acquired Xetal, Inc., an operating company. Xetal, Inc. changed its name to APO Health, Inc., ("APO Health). IKA changed its name to Xetal, Inc., a Utah Corporation, ("Xetal" and collectively the "Company"). APO Health is a wholesale distributor of medical supplies and sells predominantly to medical distributors, dentists and doctors throughout the United States. Approximately 80% of the Company's sales are to distributors of medical supplies.

          The acquisition has been accounted for by the purchase method under business combinations and treated as a reverse acquisition. Such transaction treats the acquisition as if APO Health acquired IKA and reflects the fair market value of IKA's net assets on the date of acquisition. In addition, APO Health changed its year end to September 30th.

          Effective to the acquisition, previously taxed profits, amounting to $248,038, due to the former shareholders of APO Health, and included in retained earnings, were transferred to loans payable to former shareholders. The loans are non-interest bearing and are without terms for repayment. During fiscal year 1997, APO Health repaid $86,000 to the former shareholders. In November 1998, the former shareholders of APO Health agreed to convert its loan payable for 450,000 shares of common stock in connection with a public offering. The public offering was never effectuated; the 450,000 shares were not issued and the parties mutually rescinded the transaction. The September 30, 1999 financial statements have been adjusted to give affect to such transaction.

          The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

          Pursuant to the acquisition of an emerging internet company, Xetal changed its name to Sickbay.com, Inc. (see Note 9).

     B.   INVENTORY

          Merchandise inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     C.   PROPERTY AND EQUIPMENT

          Property and equipment is stated at cost. Depreciation is provided for on the straight-line method over the estimated useful life.

     D.   USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     E.   INCOME TAXES

          Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

          The Company and its subsidiaries file consolidated tax returns.

     F.   INTANGIBLES

          Customer lists acquired were amortized over a three year period and have been fully amortized. Registration costs and other costs related to the offering are deferred and are offset against the proceeds received from successful securities offerings. Registration costs and other costs related to the offering for unsuccessful offerings are charged as period costs. Costs associated with the companies acquired are capitalized and included in the purchase price of such acquisition. Costs associated with unsuccessful acquisitions are expensed. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over 15 years.

     G.   EARNINGS PER SHARE

          Earnings per share amounts are based on the weighted average number of shares outstanding. Potential common stock equivalents have not been included in the earnings per share computation because of their anti-dilutive effect.

NOTE 2. BUSINESS COMBINATIONS

     A.   UNIVERSAL MEDICAL DISTRIBUTORS, INC.

          On March 31, 1996, Xetal acquired Universal Medical Distributors, Inc., ("Universal"), in a business combination accounted for as a purchase. Universal is primarily engaged in the business of distributing veterinary supplies. The results of operations of Universal are included in the accompanying financial statements since the date of acquisition. The total cost of the acquisition, which included cash of $65,000, issuance of 10,000 shares of the Company's common stock and the assumption of the net liabilities of Universal exceeded the fair value of the net assets of Universal by $179,339.

     B.   DENTAL ALTERNATIVES, INC.

          During July, 1996, Xetal acquired Dental Alternatives, Inc., ("Alternatives"), an inactive company owned by a major shareholder of Xetal. The acquisition was accounted for in a business combination of entities under common control which has been accounted for in a manner similar to a pooling of interests. Xetal acquired trademarks and marketing rights of products developed by Alternatives through the exchange of 400,000 shares of the Company's common stock for all of the outstanding stock of Alternatives.

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

NOTE 3.        LOANS PAYABLE

          In conjunction with financing a private placement or public offering, APO Health borrowed $50,000 from two individuals. Such borrowing is non-interest bearing and will be repaid from the proceeds of the placement or offering.

          In January, 1996, Xetal issued an aggregate of $250,000 principal amount of promissory notes to certain investors to provide interim working capital to the Company. The notes bear interest at 10% per annum and are due and payable, upon the earlier of (i) December 15, 1996 or (ii) the consummation of an offering.

          In connection with the financing, Xetal retained the services of an underwriter to obtain additional financing through a public offering. Effective May 10, 1996, Xetal and the underwriter terminated their agreement. As part of the termination agreement, the underwriter was issued warrants to purchase an aggregate of 12,500 shares of common stock at a price of $7.50 exercisable through January 3, 2003.

          In June, 1996, Xetal retained the services of a new underwriter to facilitate the public offering to provide the Company with working capital.

          During the period from November, 1997 through January 1998, Xetal issued an aggregate of $250,000 principal amount of 8% promissory notes to certain investors to provide the Company with interim working capital. The promissory notes mature upon the earlier of (i) 12 months from the date of issuance or (ii) the consummation of an offering. Interest payable monthly commences one month from the date of the issuance of the notes. In addition, the investors received 20,000 shares of common stock and a warrant for each $25,000 unit acquired. Each warrant entitles the investor to purchase up to 250,000 shares of the Xetal's common stock at a price equal to 100% of the public offering price or $5.00 per share if the offering is not consummated.

          Interest on the notes has been accrued since inception. During fiscal 1998, the Company settled its indebtedness with one investor. The transaction resulted in an extraordinary gain of $48,533, net of income taxes of $12,000. During fiscal 1999, the Company settled its indebtedness with the remaining note holders. The transaction resulted in an extraordinary gain of $314,643, net of income taxes of $103,500. In addition, the note holders returned 180,000 shares of the Company's common stock and the respective warrants associated with each $25,000 unit acquired. The acquisition of the treasury stock is reported on by the par value method.

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


NOTE 4. CREDIT FACILITY

          In September 1999, APO Health renewed its credit facility with the financial institution. The facility is for working capital and the purchase of inventory. The credit facility provides for a $2,000,000 secured working capital facility for letters of credit and bankers acceptances with a sub-limit of $1,000,000 for own note borrowings. Interest is payable monthly, at the bank's prime rate plus 1%.

          The credit facility is scheduled to mature on March 31, 2000. At such time, the bank will review the credit basis of APO Health to determine whether to extend the facility. The facility is secured by substantially all of the Company's assets and personally guaranteed by its stockholders. In addition, the obligation due to the former shareholders in the amount of $162,038 is subordinated to the bank's borrowing. (See note 1)

          As of September 30, 1999, the Company has unused lines of credit of $248,000.

NOTE 5. INCOME TAXES

          Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. The primary source of temporary differences is the use of the allowance method for bad debts for financial accounting and direct write-off method for tax purposes.

          The components of deferred taxes as of September 31, 1999, 1998 and 1997 are as follows:

                                                        1999           1998
                                                      -------        -------
          Allowance for doubtful accounts             $37,000        $23,000
          Depreciation                                  4,500              -
                                                      -------        -------

            NET                                       $41,500        $23,000
                                                      =======        =======

          For the years ended September 30, 1999, 1998 and 1997 the provisions for income taxes (benefits) consist of the following:


                                                            1999       1998      1997
                                                         --------   ---------   -------
          Current                                        $ 69,340   $ 151,000   $     -
          Utilization of net operating loss carryover           -    (157,000)        -
          Deferred                                        (18,500)    (23,000)        -
                                                         --------   ---------   -------
            PROVISION (BENEFIT) FOR INCOME TAXES         $ 50,840   $ (29,000)  $     -
                                                         ========   =========   =======

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

NOTE 5. INCOME TAXES (CONTINUED)

          A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:


                                                            1999       1998       1997
                                                         --------   ---------   --------
          Computed at the expected statutory rate        $135,000   $ 123,000   $     -
          Benefit of net operating loss carryover               -    (157,000)        -
          State income tax - net of federal tax benefit    38,000      40,000         -
                                                         --------   ---------   -------
            INCOME TAX EXPENCE - EFFECTIVE RATE          $173,000   $   6,000   $     -
                                                         ========   =========   ========

NOTE 6. COMMON STOCK

          In October, 1999, the Board of Directors authorized amending the certificate of incorporation to increase its authorized common stock from 20,000,000 shares, par value $0.001 to 50,000,000 shares, par value $0.001.

          In 1998, the Board of Directors of the Company authorized a 1-for-2 stock split. On December 10, 1999, the Company filed an amendment to its Certificate of Incorporation to effectuate such reverse split; on December 22, 1999, the Company filed a further amendment rescinding the reverse split.

          During fiscal 1997, the Company issued 200,000 shares of its common stock to certain investors, pursuant to the bridge financing. (See
          Note 3)

NOTE 7. COMMITMENTS AND CONTINGENCY

     A.   DEFINED CONTINGENCY PENSION PLAN

          January, 1993, APO Health established a profit sharing plan. All full time employees, as defined in the plan, are eligible. Contributions to the plan are discretionary. Pension expense for the years ended September 30, 1999, 1998 and 1997 were $99,011, $-0- and $-0-, respectively.

     B.   LEASES

          Effective November 15, 1994, an affiliated company, whose shareholders are the officers of the Company, entered into a 5 year agreement to lease a 9800 square foot facility to house its operations. Under the terms of the lease, the Company will pay for all real estate tax increases and any repairs to the property. The Company has a month to month lease with similar terms with this affiliate. During 1999, the Company renewed the lease for which it will expire September 30, 2004.

          In October, 1999, APO Health leased a sales office from its major shareholder. The terms of the lease provide for an annual rental of $9,000 and the lease term expires September 30, 2001

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

NOTE 7. COMMITMENTS AND CONTINGENCY (CONTINUED)

     B.   LEASES (continued)

          Future minimum rental payments are as follows:

                   Year Ending
                  September 30,
                  -------------
                      2000                  $62,900
                      2001                   65,300
                      2002                   58,800
                      2003                   61,250
                      2004                   63,700

          For the years ended September 30, 1999, 1998 and 1997, rent expense amounted to $53,752, $56,362 and $50,212, respectively.

     C.   CONCENTRATION OF CREDIT RISK

          APO Health maintains bank accounts in several financial institutions. Each financial institution is insured up to $100,000 by the Federal Depository Insurance Corporation.

     D.   LETTERS OF CREDIT

          The Company has letters of credit outstanding of $294,343 for purchases to be delivered after September 30, 1999.

     E.   EMPLOYMENT AGREEMENTS

          The Company has entered into employment agreements with its principal officers through December 31, 1998. The agreements will automatically be renewed and extended for up to five consecutive one year periods. The terms provide for a minimum annual salary of $125,000 with adjustments for cost-of-living changes and incentives based on gross revenues and development of new products. In addition, the agreement provides for warrants to be issued based on the incentives. At September 30, 1998 and 1997, the officers waived certain terms of their agreement for additional compensation based on salary and incentives. The employment agreements were not renewed.

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

NOTE 8. EARNINGS PER SHARE

          The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculation reflects the elimination of the previously authorized 1:2 reserve stock split approved by the Board of Directors on December 23, 1999.


                                                               September 30,
                                                     --------------------------------
                                                       1999        1998         1997
                                                     --------    ---------   --------
          Earnings
            Income applicable to common stock        $271,224    $347,223    $(15,665)
                                                     ========    ========    ========

          Shares
            Weighted average number of common
              shares outstanding                      885,763     928,263     913,630
                                                     ========    ========    ========

          Earnings per Share
            Basic and fully dilutive                 $   0.31    $   0.37    $  (0.02)
                                                     ========    ========    ========

NOTE 9. SUBSEQUENT EVENTS - UNAUDITED

          In October 1999, Xetal and an emerging internet company ("Internet") signed a letter of intent in which Xetal would acquire all the assets of Internet in exchange for 22,500,000 shares of common stock of Xetal in accordance with a reorganization agreement (which amount included 3,000,000 shares reserved for issuance to certain warrant holders). Prior to the effectuation of the reorganization agreement, Xetal will spin-off all of its current business and assets to the shareholders of Xetal with each of Xetal's shareholders receiving one share of common stock of APO Health for each share of Xetal currently held. Contemporaneously, APO Health will purchase all the assets of Xetal in consideration of the assumption of all of the outstanding debts and obligations of APO Health. On December 29, 1999, such transaction was consummated.

          As of September 30, 1999, Xetal's only assets were its investment in its wholly-owned subsidiaries and had no operations.

                       SICKBAY.COM, INC. AND SUBSIDIARIES
                             (FORMERLY XETAL, INC.)
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997



                                               BALANCE                                 BALANCE
   YEAR ENDED                               BEGINNING OF                               END OF
  SEPTEMBER 30,           ACCOUNT              PERIOD      ADDITIONS    REDUCTION      PERIOD
  -------------           -------           ------------   ---------    ---------     ---------
      1997            Allowance for
                      doubtful accounts      $ 41,000      $  16,820    $       -     $ 57,820
                                             ========      =========    =========     ========

                      Allowance for
                      deferred taxes         $125,000      $ 103,000    $       -     $228,000
                                             ========      =========    =========     ========

      1998            Allowance for
                      doubtful accounts      $ 57,820      $  36,580    $       -     $ 94,400
                                             ========      =========    =========     ========

                      Allowance for
                      deferred taxes         $228,000      $       -    $(228,000)    $      -
                                             ========      =========    =========     ========

      1999            Allowance for
                      doubtful accounts      $ 94,400      $       -    $  (5,200)    $ 89,200
                                             ========      =========    =========     ========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SICKBAY.COM, INC.
                         (FORMERLY KNOWN AS XETAL, INC.)



Date: March 10, 2000                  By:      /s/  Mark Basile
                                               --------------------------------
                                               Mark Basile, Chairman,
                                               Chief Executive Officer
                                               and Secretary
                                               (Principal Executive Officer)



Date: March 10, 2000                  By:      /s/  Dr. Allen Motola
                                               --------------------------------
                                               Dr. Allen Motola, President and
                                               Treasurer
                                               (Principal Financial and
                                               Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 10, 2000                 By:      /s/  Mark Basile
                                               --------------------------------
                                               Mark Basile,  Director


Date: March 10, 2000                 By:      /s/  Dr. Allen Motola
                                               --------------------------------
                                               Dr. Allen Motola,  Director


Date: March 10, 2000                  By:      /s/  Larry Goldman
                                               --------------------------------
                                               Larry Goldman,  Director