Form 10-K
period 1999-12-31
SICKBAY COM INC
filed 2000-04-05
CIK 1012464

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number 333-20525


             SICKBAY.COM, INC. (FORMERLY KNOWN AS XETAL, INC.)(SKBY)
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                     Utah                              22-2223126
          -----------------------------              -------------
         (State or other jurisdiction of             (IRS Employer
         incorporation or organization)          Identification Number)


                  510 Broadhollow Road, Melville, New York
                  ----------------------------------------
                  (Address of principal executive offices)

                                  (516) 694-0400
                -------------------------------------------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                            None.

Securities registered pursuant to Section 12(g) of the Act(1):

                     Common Stock, Par Value $.001 per Share
                     ---------------------------------------
                                (Title of Class)



         Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__    No ____.

         Indicate by check mark, if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K   __X__


         (1) Registration is being filed herewith.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 27, 2000, amounted to $25,250,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 27, 2000 was 21,171,811 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                INTRODUCTORY NOTE



     On December 29, 1999 Sick-Bay.Com, Inc., a Delaware corporation ("Sick-Bay Delaware") entered into a Reorganization Agreement (the "Agreement") with Xetal, Inc., a Utah corporation ("Xetal"). After the Reorganization, the Company owned the Internet medical portal business of Sick-Bay Delaware, changed its name to Sickbay.com, Inc. ("Sickbay"), and also changed its Cusip number and ticker symbol ("SKBY"). Also, pursuant to the Agreement, Xetal spun off all of its prior business operations by a one-for-one restricted stock dividend of APO Health, Inc. ("APO") to the then existing shareholder base of Xetal. Prior to the spin-off, Xetal, the parent Company, had been inactive and all of the operations had been maintained in wholly owned operating subsidiaries. Thus, the spin-off left the remaining publicly owned entity without any remaining assets or business. Pursuant to the Agreement, the shareholders of Xetal also retained their shares in the Company, while the shareholders of Sick-Bay Delaware received shares of the Company representing over 95% of the Company's Common Stock (the "Reorganization").

     Subsequent to the Reorganization, the management of Sickbay became aware that on November 16, 1998, a Registration Statement on Form SB-2 (the "1998 Registration Statement") filed by Xetal was declared effective by the Securities and Exchange Commission. At the time of the filing, Xetal was a publicly-owned, Bulletin Board listed, non-reporting company. All of the operations of Xetal were conducted through subsidiary companies. The Registration Statement related to a proposed underwritten public offering of additional Common Stock of Xetal. The public offering was not consummated. No securities were sold by the Registrant pursuant thereto or otherwise. The Registrant did not previously hereto file a Form 8-A or otherwise commence its filing of periodic and other reports under the Securities Exchange Act of 1934. However, since the 1998 Xetal Registration Statement was not withdrawn, the Company may be deemed to have been required to file periodic and other reports under the Securities Exchange Act of 1934 since November of 1998. Accordingly, new management of the Registrant requested and received the cooperation of the former management and current auditors of the Registrant in preparing and filing the Company's 10QSB's for the periods ended 12/31/98, 3/31/99 and 6/30/99, as well as a 10-K for the year ended 9/30/99. Those filings have been made prior to the date hereof. In addition, the Registrant filed a Form 8-K relative to the foregoing matters and the Registrant selected the new fiscal year of December 31, commencing with December 31, 1999.

                                SICKBAY.COM, INC.
                         (FORMERLY KNOWN AS XETAL, INC.)

                                    FORM 10-K
                      FISCAL YEAR ENDED SEPTEMBER 30, 1999



                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I   Item 1   Business                                                    5

         Item 2   Properties                                                 11

         Item 3   Legal Proceedings                                          12

         Item 4   Submission of Matters to a Vote
                  Of Security Holders                                        13

PART II  Item 5   Market for Registrant's Common Equity
                  And Related Stockholder Matters                            14

         Item 6   Selected Financial Data                                    15

         Item 7   Management's Decision and Analysis of
                  Financial Condition and Results of Operation               16

         Item 8   Financial Statements and Supplementary Data                18

         Item 9   Changes in and Disagreements with Accountants
                  On Accounting and Financial Disclosure                     19

PART III Item 10  Directors and Executive Officers of the
                  Registrant                                                 20

         Item 11  Executive Compensation                                     21

         Item 12  Security Ownership of Certain Beneficial
                  Owners and Management                                      22

         Item 13  Certain Relationships and Related
                  Transactions                                               23

         Item 14  Exhibits, Financial Statement Schedules
                  And Reports on Form 8-K                                    24

SIGNATURES

                                     PART I

ITEM 1   BUSINESS

HISTORY

The Company was incorporated in May, 1969, under the laws of the State of Utah. In September, 1994, the Company entered into an acquisition agreement with Xetal, Inc., a New York corporation (for purposes herein referred to as "APO Health"), pursuant to which the stockholders of APO Health acquired approximately 83% of the issued and outstanding capital stock of the Company in exchange for all of the capital stock of APO Health. Prior to the acquisition, Dr. Jan Stahl and Mr. Peter Steil owned 100% of the capital stock of APO Health and served as its officers and directors. As a result of the consummation of the transactions under the Acquisition Agreement, APO Health became a wholly owned subsidiary of the Company and Dr. Jan Stahl and Mr. Peter Steil became principal shareholders of the Company and officers and directors of the Company. In January, 1995, the Company changed its name to Xetal, Inc. and APO Health, thereafter, changed its name to APO Health, Inc.

PRIOR BUSINESS OF THE COMPANY

Under the corporate name "Xetal", APO Health served as a distributor, supplier and manufacturer of disposable medical products principally to dental, medical and veterinary professionals. The Company had acquired, in March, 1996, 100% of the outstanding capital stock of Universal Medical Distributors, Inc. ("Universal"), a company principally engaged in the business of distributing veterinary supplies. During July, 1996, the Company also acquired 100% of the outstanding capital stock of Dental Alternatives, Inc. ("Alternatives"). Alternatives owned certain marketing rights and trademarks to products developed by Dr. Stahl. The products distributed by Xetal through APO Health included protective garments such as isolation gowns, face masks and gauze, as well as other disposable items such as latex gloves, needles, syringes, health and beauty aids and chemicals for infection control. The details of the business of APO Health are disclosed in the Company's 10-K for the fiscal year ended September 30, 1999. See also Introductory Note.

CURRENT BUSINESS OF THE COMPANY

The Company is a start-up comprehensive medical portal which has been in existence on line only since November 1999. As of March, 2000, the Company's fifth month of on-line presentation, it is, accordingly to independent third-party internet auditors, P.C. Data, ranked the fifth most visited healthcare website and second most-visited healthcare business to business website. There are more than 14,000 health care websites, some specialized and some general. The Sickbay.com site is currently receiving approximately 600,000 "hits" per day, and according to the third-party independent auditor, Sickbay.com averages 8.3 page views per user, which amount is represented by the data to be significantly higher than competitive sites. The Company has made an arrangement with a New York based investment banking/internet focused consulting company for in excess of Five Million ($5,000,000) Dollars of financing plus substantial services and acquisition assistance. See, below, "Financing".

Under the name Sickbay.com, the Company provides content similar to other existing health-related portals previously established on the internet, but focuses on the provision of administrative services to healthcare professionals, including on-line medical billing, on-line medical referrals, on-line insurance dispute resolution, on-line medical transcription, on-line pharmacy, and comprehensive medical/health resource center.

The Company's website is a free-access site, through which visitors can access an on-line magazine, on-line pharmacy, on-line bookstore, and on-line pet shop. In addition, visitors can also submit questions to a number of professional healthcare providers and establish secure on-line health profiles for themselves and their family members. The Company believes that it is attracting health professionals and health consumers/users to its site. In particular, the Company believes that its graphic presentations are comfortable for the average internet consumer to use to obtain information and to secure products and services.

The Company currently is generating minimum revenues from advertising at its website; from commissions earned on the sale of health related products by eCommerce on-line providers which are accessed through the Sickbay.com portal; and from affiliate partner programs that entitle Sickbay.com to a percentage of fees collected by affiliates from visitors to the Sickbay.com site who utilize affiliate services. The Company's marketing and sales initiatives only commenced in early February, 2000. (See "Marketing & Sales".)

On a forward-looking basis, the Company anticipates substantially increased revenues from the foregoing sources, and from additional sources which have been or are being added to the Company's revenue model. The new sources of revenue are anticipated to include revenues derived from the publication of health care magazines distributed to health professionals and consumers, both on-line and through traditional magazine format distribution methods. The Company has entered into agreements to acquire the business and assets of Healthline Publishing, Inc. and Health Publishing, Inc., two related companies based in Redwood City, California (see: Acquisitions, page 9). The revenue to be derived from the magazine business is expected to include both off-line and on-line advertising, subscriptions and sponsorships. Sponsorships refer to the Company's intention to combine advertising and content sections, when appropriate. The Company also expects to be the first website to prepackage content and advertising combinations for third-party usage. The Company intends to use technologically advanced multi-media presentations on its website, and to provide advertisers with the opportunity to showcase their products in connection with presentations related to the subject matter thereof. See caution concerning forward-looking statements contained at page 10 hereof.

Finally the Company also intends to re-license its healthcare content articles and information to other websites and to other off-line publication companies.

The Company intends to increase the number of affiliates and to create and initiate co-marketing programs that permit Sickbay.com to increase brand awareness of both Sickbay.com and the affiliate-entity partners in connection with such programs.

The Company is structuring itself as an on-line provider of information and access, while seeking information to position itself to be both an on-line and off-line supplier of healthcare and related products and services for both the healthcare professional and the informed healthcare consumer.

FINANCING ARRANGEMENT

The Company has made an arrangement, not yet finalized, with First Frontier Holdings, Inc. ("FFH"), a New York based investment banking/internet focused consulting company, for the provision of financial assistance, marketing assistance, legal and securities guidance and related matters. FFH has agreed to invest a minimum of Five Million ($5,000,000) Dollars in cash with the company, to provide substantial services to the Company over a five-year period, and to provide acquisition guidance and consultation. FFH will have the right to Board representation and other stockholder rights, including options to invest additional substantial sums with the Company. FFH has advanced One Million, Eight Hundred Thousand ($1,800,000) Dollars to the Company, pursuant to the arrangement to date. The Company has also been contacted by other well-known investment banking firms with respect to future financing and other alternatives. The Company has neither received nor made any commitments with any such entities. The Company intends to present itself, formally, to the trade, at the eHealthcare World convention scheduled for Las Vegas, Nevada, May 1-3, 2000.

EMPLOYEES

As of December 31, 1999, the Company had eight (8) full time (including two officers) and three (3) part time employees. The Company currently has eighteen
(18) full time (including two officers) and five (5) part time employees. The Company's work force is expected to substantially increase upon the consummation of the Healthline acquisition, referred to below.

MARKETING & SALES

The Company's marketing and sales strategy is based on developing and continuing a sustainable business differential which distinguishes Sickbay.com from its competition. Sickbay.com's strategic advantage is established by its services, products, technology and channel distribution alliances, both on-line and off-line.

The core aspect and the appeal of Sickbay.com, is found in its charter to provide an array of cost-savings administrative services at discounted prices to its community of members. Sickbay.com is marketed as a Free Membership Portal that entitles community members discounts on administrative services and products that will help reduce the cost of delivering healthcare products and services. Membership to the site is free, and the services offered are discounted through membership. Consistent access to the full array of Sickbay.com services is expected to achieve significant cost savings for healthcare providers.

Sickbay.com partners with established healthcare service providers. Sickbay.com is reliant in part on the integrity of its service providers. Sickbay.com expects to continue to partner with established administrative service providers in the medical transcription, medical billing, on-line health products, medical waste removal, communications and resource services. All partnership arrangements grant Sickbay.com both residual income in the form of commissions, and advertising advantages in the form of co-branding.

Sickbay.com will continue to pursue its market niche. Sickbay.com will continue to focus its effort on offering a cost-cutting array of services to the medical community over the internet by accessing this community both on-line and off-line. By focusing such efforts on this particular niche, we expect to maintain our leadership position as a highly utilized healthcare portal by both consumers and healthcare providers. Most of the competitors serving this niche now only serve pieces of this market and do not offer comprehensive services. Emphasis will be placed on the emergence of Sickbay.com as the premier medical portal available and recommended by healthcare providers around the world.

Sickbay.com will continue to pursue strategic development alliances. Sickbay.com continues to seek out, develop and maintain affiliations, alliances, partnerships and strategic relationships with companies that have established smaller fragmented on-line communities, developed clinical medical software systems, claims and billing applications and appropriate hardware manufacturer's. Establishing these relationships gives Sickbay.com a distribution and integration advantage by partnering with those businesses that have already established themselves in the healthcare markets.

The healthcare market is expanding at an incredible rate. Certain companies that already provide services are entrenched in the healthcare industry and have direct lines of communications open to the end user. Sickbay.com will seek to tap into these established channels under its development partnership agreements. Sickbay.com believes that a new portal that establishes actual user savings will act as a primary sales/marketing tool, rather than an add-on to the underlying system. Sickbay.com carefully reviews existing partner distribution channels and controls how Sickbay.com's products are presented to the market.

Sickbay.com intends to deliver access to Sickbay.com on CD, free of charge, to all healthcare providers by direct mail. This tactic has proven tremendously successful for both Microsoft (Internet Explorer), Netscape (Netscape Navigator) and a host of Internet Portal's and Service Providers.

Another target market of Sickbay.com's marketing effort will be directed to the software applications/consulting companies (over 6,000 in the United States alone) that have entrenched themselves in the medical industry through service contracts and help "upgrade" accountability to their clients. Sickbay.com will establish marketing initiatives by developing channel distribution through development partners, component manufacturers and medical solutions-based companies. Secondary target markets are direct-to-user medical portals and other consumer-oriented medical portals. Marketing programs in these markets will include exposure in trade publications and direct mail.

Sickbay.com will also reach beyond the internet through its offerings of the "Sickbay Health Passport", and Sickbay's "Healthline Today". Both of these services/savings/information vehicles will be used to extend the brand and marketing reach to the consumer/patient population beyond the Internet. These two "branding" instruments are important features to obtain market penetration. The Sickbay Health Passport is actually a plastic card bearing the logo/brand of Sickbay.com that is used to obtain discounts while in the mainstream of life, not on the internet. The card is carried by the member and used within the health industry at pharmacy's, doctor's offices, etc. Sickbay's Healthline Today, the Company's on-line magazine, provides Sickbay.com the ability to promote and market directly to the consumers in an actual magazine format. It is intended that deployment will start with doctors' offices through distribution of courtesy copies for their waiting rooms, and distribution to over one million consumers utilizing Healthline's current deployment at over 7000 pharmacies nationwide. Eventually, these magazines will appear on newsstands for purchase.

The World Wide Web is the core component of Sickbay.com's marketing strategy while off-line reach shall continue to be the mainstay of the Company's marketing and sales efforts. Sickbay.com has established a website that attracts over 50,000 unique users a day. The Company promotes aggressively on-line, spending close to 65% of its allocation of operations money on advertising initiatives to medical communities, providers, consumers and healthcare professionals.

Sickbay's sales initiatives are divided into two categories. The first is our business to consumer model that allows the Company to sell both products, services and advertising designed to appeal, reach and capture this important market segment. The second sales model focuses upon our business to business activities, where again, Sickbay.com offers both services and products to healthcare providers at discounted prices.

COMPETITION

As noted previously, there are innumerable healthcare websites, believed to be in excess of 14,000 such sites. The Company has distinguished itself as a site which attracts a very large number of visitors and users. PC Data On-line, an external auditor of Internet users, has ranked Sickbay.com as the 5th most visited healthcare Website with 263,000 weekly users and 8.3 page views per user as of the week of March 11, 2000. Many of the other healthcare sites are owned and operated by companies which have substantially greater assets and other resources than the Company. The Company's monthly "burn rate" for executive and administrative offices is under $120,000. In addition, the Company is currently spending approximately $100,000 per month on marketing and advertising expenses. The Company believes that as long as it is able to operate with a lean cost for maintaining the headquarters and website, that it will have a competitive advantage relative to other on-line healthcare companies. Two of the largest, best known healthcare Websites have recently announced a merger: Onhealth.com and Webmd.com. They have an additional relationship with CNN. AOLHealth.com is the property of America-On-Line, which itself announced a merger with Time Warner Corporation. The Company currently has no relationship with either a major media company or any broadcast company. The Company will seek such relationships in the future, and believes itself to be well positioned to do so. The Company may be disadvantaged, competitively, by the absence of such relationships currently.

ACQUISITIONS

On February 23, 2000, the Company acquired all of the assets of the internet business known and operated as NetSweat.Com ("NetSweat"). NetSweat serves as a directory of fitness, sports and nutrition sites on the Internet. The Company paid $50,000 in cash and 3,600 Shares of the Company's Common Stock, current value $39,000 for the acquisition, and in addition, granted each of two sellers the right to purchase an aggregate of 20,000 Shares of the Company's Common Stock at a price of $17.00 per Share. The Warrant is exercisable until August 23, 2001 subject to extension under certain circumstances.

The NetSweat business is not expected to be material to the business operation of the Company as a whole. However, the addition of the fitness, sports and nutrition site fills a gap in the Company's offerings to consumers on its existing Website, and is expected to be valuable to the Company from that prospective.

NetSweat has been established on the Internet since 1996, and in its most recent year, was averaging approximately 50,000 unique users monthly. In addition, it has established a top priority position with Internet key words for fitness and nutrition search engines.

On March 30, 2000, the Company entered into agreements to acquire the business and assets of Healthline Publishing, Inc. and Health Publishing, Inc., two related California corporations (the "Healthline companies"). The business of the Healthline companies is the publication of health-related magazines distributed through traditional formats. The Healthline companies have been in business more than 17 years, and have distribution to approximately 1,500,000 consumers and 225,000 physicians. These companies publish both monthly and semi-annual magazines under the titles "SkinCare Today", "Allergy and Asthma" and "Healthline Magazine", among others.

"Healthline Magazine" is a monthly publication distributed through more than 7,000 retail pharmacies throughout the United States. "SkinCare Today" and "Allergy and Asthma" are topic specific and reach physicians practicing in those specified areas on a semi-annual basis.



The Healthline companies own in excess of 3,600 originally written articles dealing with a variety of health-related articles previously unpublished. In addition to the existing inventory, the Healthline companies have contractual arrangements with professional writers for approximately 100 articles per month to meet current publishing demands. The Company intends to use the inventory of articles as well as the "new writes" in both the on-line and off-line publications in the future.

The Company agreed to pay the aggregate consideration of $2,500,000, of which amount $750,000 was paid in cash for the assets of Healthline Publishing, Inc., and $1,750,000 solely in common stock of the Company for the assets and continuing business operations of Health Publishing, Inc.

The Company intends to keep the current employees and management of the Healthline companies under the supervision and control of Company's management, and to operate them substantially the same as they had been previously, except that Healthline Publishing, Inc. was a not-for-profit corporation and will not be continued by the Company.

The Healthline companies have seven (7) full-time employees who will immediately become employees of the Company. None of the employees will be officers or directors of the Company. The business will be operated at the current facility in Redwood City, California. The Company's existing office in Woodland Hills, California, is being closed, and the Company's only employee based there is being reassigned to Redwood City, California.

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the results of operations and businesses of the Company. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such forward-looking statements include, among others, the following possibilities: (i) fluctuations in foreign currency exchange rates; (ii) heightened competition, the entry of new competitors; (iii) the inability to carry out development plans or to do so without delays; (iv) loss of key executives; and (v) general economic and business conditions. The Company does not intend to update these cautionary statements.

ITEM 2   PROPERTIES

     The Company owns no real estate. The Company leases its executive and administrative offices at 510 Broadhollow Road, Suite 300, Melville, New York 11747. The lease is for a three year term expiring November 2002. The Company also has an office located in Woodland Hills, California where it rents approximately 600 square feet which term ends May 31, 2000.

     One employee is based in Woodland Hills. The Company expects that employee to be reassigned to the Healthline facility in Redwood City, California. See Business - Acquisitions, page 9.

     The Company has also agreed to take additional space adjacent to its headquarters offices increasing, by approximately Fifty (50% percent, its existing quarters. The term of the additional space is expected to coincide with the existing lease.

ITEM 3   LEGAL PROCEEDINGS

     The Company is not subject to any legal proceedings which are expected to have any financial or other adverse impact on the business or financial condition of the Company.

     The Company's predecessor, Xetal Inc., had certain disputes with former note holders and others which are the responsibility of prior management.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, the Shareholders of the Company, when known as Xetal, were presented with the opportunity of acquiring all of the assets of Sick-Bay.com, Inc., a Delaware Corporation, in exchange for Common Stock of the Company which amounted to more than Ninety Five (95%) Percent in the aggregate of voting securities of the Company.

     A meeting of the Shareholders of the Company was held on November 15, 1999, and approved. Subsequent thereto, the Company spun off, on a restricted stock basis, all of the Common Stock of its then existing business, APO Health Inc., to its pre-existing Shareholder base, and on December 29, 1999, the Company completed the acquisition of all of the assets of Sick-Bay, a Delaware Company. See Form 10-K for the period ended September 30, 1999 filed on March 13, 2000, and Form 8-K dated March 14, 2000.

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The shares of the Company's common stock commenced trading on February 28, 1995. The principal market on which the Company's securities are traded is the over-the-counter market on the OTC Electronic "Bulletin Board" and is currently traded under the symbol "SKBY" and during the periods shown on the table below under the symbol "XETX". The range of high and low bid quotations for the fiscal years ended September 30, 1999 and 1998 are shown below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended
-------------
(Traded as XETX)                         High             Low
                                        ------          -------

December 31, 1997                       $  .75          $ .75
March 31, 1998                             .75            .625
June 30, 1998                              .625           .625
September 30, 1998                         .625           .53125

December 31, 1998                          .53125         .18
March 31, 1999                             .25            .18
June 30, 1999                              .25            .18
September 30, 1999                         .25            .18

December 31, 1999
(XETX became SKBY on 12/29/99)          $ 8.00          $ .125

December 31, 1999 (to date):            $24.00          $3.25

(A) Holders     the number of holders of record of the Company's Common Stock as of March 20, 2000 was approximately 270.

(B) Dividends   the Company has not paid or declared any cash dividends on its common stock since its inception, and by reason of its contemplated financial requirements, does not anticipate paying any cash dividends on its Common Stock in the near future.

ITEM 6   SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the operations of Sickbay.com from the inception of the business, February 24, 1999, to the year ended December 31, 1999. Selected financial data as to the predecessor business "APO Health" appear in the Company's 10-K for the fiscal year ended September 30, 1999.


                                                   December 31, 1999
                                                   -----------------

Total Assets                                         $   421,161

Total Stockholders' Equity                               386,831

Revenue                                                    4,500

Total Expenses                                           344,194

Net Earnings or [Loss]                               [   339,694]

Cash Flow for Operating Activities                   [   339,694]

Cash Flow from Investing Activities                  [    83,752]

Cash Flow from Financing Activities                      427,650

Cash End of Period                                       117,250

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through its current operations, has been a development-stage company and has been in the development stage since its inception on February 24, 1999. The Company's ability to continue as a going concern is dependent on the Company's ability to effectively grow its business-revenue model and its capacity to raise additional financing to meet future financing requirements, as further explained herein.

On December 29, 1999 Sick-Bay.Com, Inc., a Delaware corporation ("Sick-Bay Delaware") entered into a Reorganization Agreement (the "Agreement") with Xetal, Inc., a Utah corporation ("Xetal"). After the Reorganization, the Company owned the Internet medical portal business of Sick-Bay Delaware, changed its name to Sickbay.com, Inc. ("Sickbay"), and also changed its Cusip number and ticker symbol ("SKBY"). Also, pursuant to the Agreement, Xetal spun off all of its prior business operations by a one-for-one restricted stock dividend of APO Health, Inc. ("APO") to the existing shareholder base of Xetal. Prior to the spin-off, Xetal, the parent Company, had been inactive and all of the operations had been maintained in wholly owned operating subsidiaries. Thus, the spin-off left the remaining publicly owned entity without any remaining assets or business. Pursuant to the Agreement, the shareholders of Xetal also retained their shares in the Company, while the shareholders of Sick-Bay Delaware received shares of the Company representing over 95% of the Company's Common Stock (the "Reorganization"). See "Introductory Note". The following discussion and analysis relates to the business of Sickbay.com, Inc., as reorganized.

At December 31, 1999, the Company had total assets of $421,161, including good will of $193,875. All of such assets were derived from capital contributions to the Company by its founders, subscribers to a private placement offering completed in September 1999 ($200,000) and the issuance and sale of 500,000 Series A, 8% cumulative Convertible Preferred Stock ($225,000, net of $25,000 introduction fee) to one investor in late November, 1999.

The Company incurred total expense during the period February 24, 1999 to December 31, 1999 of $344,194. The principal amount of such expenses were incurred on consulting fees (relating to web development), general salaries, advertising, and officers' salaries. The Company also paid a $25,000 commission with respect to the introduction to First Frontier Holdings, Inc. The Company had no income from its business operations during 1999. However, the Company realized approximately $4,500 of rental income from a space-sharing arrangement.

The Company expects to incur losses for and during the current fiscal year. The Company believes that current and prospective operations will be profitable, or minimally profitable, on a cash flow basis, by the third and/or fourth quarter of the current fiscal year and thereafter.

During the fiscal year ended December 31, 1999, the Company's stockholders' equity increased from zero to $386,831, after accounting for a deficit accumulated during the fiscal year [339,694].

The Company's future capital requirements will depend on many factors relating to the changing scope of the Company's internet business. It is currently not possible to predict the exact extent of such future capital requirements. In the event substantial long-term capital is required, the Company intends to raise funds through registered offerings or exempt transactions with qualified accredited investors.

The Company has no plans for the purchase of any plant and equipment or any major capital expenses. The Company does plan to add a substantial number of additional employees in its Healthline Publishing operation. The Company believes that the additional costs of such employees will be offset, or at least matched, by the continuing revenues of the acquired business.

As of December 31, 1999, the Company had cash-on-hand of approximately $117,250. Since December 31, 1999, the Company has received an additional One Million Eight Hundred Thousand ($1,800,000) Dollars and is expecting another cash infusion of One Million Two Hundred and Fifty Thousand ($1,250,000) Dollars by May 1, 2000. In addition, the Company has access to an additional Two Million ($2,000,000) Dollars for acquisition purposes, all from its pending arrangements with FFH, which amounts exceed the Company's expected cash usage, including cash usage for acquisitions. As of a recent date, the Company had in excess of One Million Two Hundred Thousand ($1,200,000) Dollars on hand. Such amount is believed to be sufficient to finance the Company's operation for at least the next six (6) months. Additional financings have been planned. Cash sufficiency is not expected to be an issue for the Company within the next twelve (12) months. The Company's monthly "burn rate" is under $120,000, exclusive of approximately $100,000 per month currently being extended on marketing and advertisements. The Company believes that as long as it is able to operate with a lean cost for maintaining the headquarters and website, that it will have a competitive advantage relative to other on-line healthcare companies in the same range of "hits" or daily visitors to the website. See BUSINESS - Competition. The Company recognizes that it will be ultimately be valued based upon revenues and earnings or earnings potential and is striving to ramp up revenues from both on-line and off-line related activities. See BUSINESS - Acquisitions.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period February 24, 1999 (inception) to December 31, 1999 are attached as pages F-1 through F-14 hereof.

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and business experience of the executive officers and directors of the Company. All information is as of March 15, 2000.

Name                       Age            Position
----                       ---            --------

Mark Basile                41             Chairman, Chief Executive Officer,
                                          Secretary, Director

Dr. Allen Motola           45             President, Treasurer, Director

Larry Goldman              35             Director



MARK BASILE is one of the founders of the Company, and prior to February, 2000, was a self-employed attorney. He is a 1988 graduate of Touro Law School on Long Island, and holds a B.A. degree from Hofstra University. In 1997, Mr. Basile founded and formed Incredible Card Corp., an entity which designed technologically-advanced systems for retrieving and securing medical records utilizing small cards. That company won a Smithsonian Award Medal in April 1998 for advances in medical technology. In 1998, the business of the company was discontinued due to lack of current funding. Incredible Card Corp. was privately held. It is not Mr. Basile's current intention to restructure Incredible Card Corp., or to otherwise be involved with it.

DR. ALLEN MOTOLA is a co-founder of the Company. Dr. Motola is a graduate of Tufts New England School of Dental Medicine. From December 31, 1986, through December 31, 1999, Dr. Motola was a self-employed dentist specializing in cosmetic dentistry, with a practice based on Long Island. During the first quarter 0f 2000, Dr. Motola sold his dental practice and currently works for the Company on an exclusive basis.

LARRY GOLDMAN is a non-employee, independent director of the Company. He first became a director on December 29, 1999 in connection with the reorganization of the Company with Sick-Bay.com, Inc. For the past five (5) years, he has been a principal of Ace Payroll Services, Inc., which operates an accounting payroll service. There is no relationship between Ace Payroll Services and the Company except that Ace provides standard payroll services to the Company.

The Company currently has only one non-management director. The Company intends to expand its Board of Directors to include other non-management directors, including a representative of FFH.

ITEM 11  EXECUTIVE COMPENSATION

The following table sets forth information relating to remuneration received by executive officers and directors for the Company's most recent fiscal year.


                                                          Long Term Compensation
                                                          ----------------------
                                                          Securities      All
                     Annual Compensation    Restricted    Underlying     Other
Name & Principal   ----------------------     Stock       Options of     Compen-
   Position        Year    Salary   Bonus    Awards          SARS        sation
----------------   ----   -------   -----    ------       ----------     -------
Mark Basile        1999   $33,333    -0-      -0-            -0-           -0-
CEO

Dr. Allen Motola   1999      -0-     -0-      -0-            -0-           -0-
President


As of January 1, 2000
---------------------
The officers have waived any additional consideration for their services in 1999.

The Company has entered into employment contracts with Mark R. Basile, Chairman and CEO, and Allen D. Motola, President and COO, at salaries of $245,000 and $225,000 per annum, respectively, with a four (4%) percent increase to cover cost of living allowance increases. The employment contracts are for a period of three (3) years commencing January 1, 2000 and require the Company to pay individual and family health insurance, provides for an auto allowance, and key man life insurance in the amount of $2,000,000 each. There is currently no executive stock option or stock-based compensation program, but the Company anticipates authorizing and approving such a plan and making such plan available to both executives and senior management. The Company has reserved One Million (1,000,000) shares for a plan to be adopted as soon as a committee of non-management directors can be formed. The Company currently has only one non-management director. The Company intends to expand its Board of Directors to include other non-management directors.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The following table sets forth, as of March 29, 2000, certain information regarding the beneficial ownership of the Company's Common Stock.

                                Number of Shares         Percentage
                                Owned of Record         Common Stock
Name                            and Beneficially         Outstanding
----                            ----------------         -----------

Mark Basile
500 Broadhollow Road
Ste. 300
Melville, NY 11747                9,000,000                  42%

Dr. Allen Motola
500 Broadhollow Road
Ste. 300
Melville, NY 11747                9,000,000                  42%

Larry Goldman
500 Broadhollow Road
Ste. 300
Melville, NY 11747                   20,000                   *

All Directors and Officers
as a Group                                                   84%


*    Less than one (1%) percent of the outstanding capital stock.

* On December 27, 1999, Mr. Goldman was promised a grant 20,000 of Shares at the then current market price for the Shares in exchange for his agreement to serve on the Board of Directors. None of such Shares have been issued to date, but the same are expected to be issued currently.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.


                                                                          PAGE
                                                                          ----
1.  Financial Statements:

       Report of Independent Certified Public Accountants

       Balance Sheets as of December 31, 1999

       Statements of Operations for the period from inception to December 31, 1999

       Statements of Changes in Stockholders' Equity

       Statements of Cash Flows

       Notes to Consolidated Financial Statement


(b) Exhibits

       3.1 Certificate of Incorporation with amendments through November 16, 1998 (1)

       3.2    By-laws, as amended to date (1)

       3.3 Articles of Amendment to Certificate of Incorporation, December 8, 1999 (2)

       3.4 Certificate of Correction to Certificate of Incorporation, December 22, 1999 (2)

       4.1    Specimen Certificate of Common Stock (1)

       10.1   Reorganization Agreement dated December 29, 1999 (3)

       21     List of Subsidiaries*

       23     Consent of Independent Auditors**

(c) Reports on Form 8-K

     A report on Form 8-K was filed by the Company on March 14, 2000 relating to the reorganization of Sick-Bay.com, Inc., and the late filing by Xetal, Inc., of certain prior Exchange Act reports.

(1) Incorporated by reference to the Company's Registration Statement in Form SB-2 (No. 333-20525), which became effective on November 16, 1998.

(2) Incorporated by reference to the Company's Form 8-A filed on March 14, 2000.

(3) Incorporated by reference to the Company's Form 8-K, filed on March 14, 2000.

*    Attached
**   Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SICKBAY.COM, INC.
                         (FORMERLY KNOWN AS XETAL, INC.)



Date: March 31, 2000                       By: /s/ Mark Basile
                                               --------------------------------
                                                   Mark Basile, Chairman,
                                                   Chief Executive Officer
                                                   and Secretary
                                                   (Principal Executive Officer)


Date: March 31, 2000                       By: /s/ Allen Motola
                                               --------------------------------
                                                   Dr. Allen Motola, President
                                                   and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and in the dates indicated.



Date: March 31, 2000                       By: /s/ Mark Basile
                                               --------------------------------
                                                   Mark Basile, Director


Date: March 31, 2000                       By: /s/ Allen Motola
                                               --------------------------------
                                                   Dr. Allen Motola, Director


Date: March 31, 2000                       By: /s/ Larry Goldman
                                               --------------------------------
                                                   Larry Goldman, Director

                        SICKBAY.COM, INC. AND SUBSIDIARY

                             (FORMERLY XETAL, INC.)

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

To the Board of Directors and Shareholders
Sickbay.com, Inc. and Subsidiary
(formerly Xetal, Inc.)
(a Development Stage Company)

We have audited the accompanying consolidated balance sheet of Sickbay.com, Inc. (formerly Xetal, Inc.) and Subsidiary (a Development Stage Company) as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period February 24, 1999 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sickbay.com, Inc. (formerly Xetal, Inc.) and Subsidiary (a Development Stage Company) at December 31, 1999 and the results of their operations, their changes in stockholders' equity and their cash flows for the period February 24, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 10, the Company has been in the development stage since its inception on February 24, 1999. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations.

                                /s/ LINDER & LINDER
                               ---------------------------------
                                    Linder & Linder
                                    Certified Public Accountants

Dix Hills, NY
January 10, 2000

                        SICKBAY.COM, INC. AND SUBSIDIARY
                             (FORMERLY XETAL, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 1999

                            ASSETS
Current Assets
  Cash                                                       $ 117,250
  Loans to stockholders, related party                           9,223
  Prepaid expenses                                               8,252
                                                              ---------
Total Current Assets                                            134,725
                                                              ---------
Property and Equipment - at cost,
  accumulated depreciation of $1,821                             36,547
                                                              ---------
Other Assets
  Intangible assets - net of accumulated
    amortization of $147                                        233,728
  Security deposit                                               16,161
                                                              ---------
Total Other Assets                                              249,889
                                                              ---------
         Total Assets                                         $ 421,161
                                                              =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accrued expenses                                            $  34,330
                                                              ---------
Stockholders' Equity
   Preferred stock, $.01; authorized, 20,000,000
     shares, issued and outstanding 500,000 shares                5,000
   Common stock, par value $.001; authorized
     50,000,000 shares, issued and outstanding
     20,498,263 shares                                           20,498
   Additional paid-in capital                                   701,207
   Deficit accumulated during the development stage            (339,694)
   Treasury stock, par value, 180,000 shares                       (180)
                                                              ---------
         Total Stockholders' Equity                             386,831
                                                              ---------
         Total Liabilities and
           Stockholders' Equity                               $ 421,161
                                                              =========


See accompanying auditors' report and notes to financial statements.

                        SICKBAY.COM, INC. AND SUBSIDIARY
                             (FORMERLY XETAL, INC.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                  FOR THE PERIOD FEBRUARY 24, 1999 (INCEPTION)
                              TO DECEMBER 31, 1999


Revenues
   Rent                                         $   4,500
                                                ---------
Expenses
   Consulting fees                                 85,000
   Office salaries                                 54,736
   Advertising                                     53,429
   Officer salaries                                33,333
   Commissions                                     25,000
   Rent                                            14,717
   Web services                                    14,263
   Payroll taxes                                    9,208
   Employee Benefits                                8,798
   Travel and entertainment                         8,408
   Outside services                                 7,000
   Office expense                                   6,859
   Professional fees                                5,799
   Maintenance and repairs                          5,509
   Telephone                                        4,093
   Depreciation and amortization                    1,968
   Insurance                                        1,868
   Other                                            1,520
   Convention                                       1,496
   Automobile                                       1,190
                                                ---------
     Total Expenses                               344,194
                                                ---------
     Net Loss                                   $(339,694)
                                                =========

Earnings per common share
    Basic and fully dilutive                    $    (.34)
                                                =========



See accompanying auditors' report and notes to financial statements.

                        SICKBAY.COM, INC. AND SUBSIDIARY
                             (FORMERLY XETAL, INC.)
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FEBRUARY 24, 1999 (INCEPTION)
                              TO DECEMBER 31, 1999

                       Series A
                       Preferred               Common
                         Stock                  Stock          Additional
                  -------------------    --------------------    Paid in       Deficit
                  Shares    Amount        Shares     Amount     Capital     Accumulated
                  -------   ---------    ----------   -------   ----------  -----------
Sale Of Stock
 For Cash and
 Property            --     $    --           1,500   $10,000   $    --      $    --

Stock Split          --          --      17,998,500     8,000      (8,000)        --

Sale Of Stock
 For Cash            --          --       1,000,000     1,000     191,650         --

Stock Issued
 For Consulting
 Services            --          --         500,000       500      84,500         --

Stock Issued
 For Trade Name      --          --         100,000       100      19,900         --

Stock Issued
 For Cash         500,000     225,000          --        --          --           --

Conversion Of
 Equity Due To
 The Reverse
Acquisition          --      (220,000)      898,263       898     413,157         --

Net Loss - 1999      --          --            --        --          --       (339,694)
                  -------   ---------    ----------   -------   ---------    ---------
Balance
 December 31,
 1999             500,000   $   5,000    20,498,263   $20,498   $ 701,207    $(339,694)
                  =======   =========    ==========   =======   =========    =========

      See accompanying auditors' report and notes to financial statements.

                        SICKBAY.COM, INC. AND SUBSIDIARY
                             (FORMERLY XETAL, INC.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FEBRUARY 24, 1999 (INCEPTION)
                              TO DECEMBER 31, 1999

Cash Flows From Operating Activities
 Net loss                                                  $(339,694)
 Adjustment to reconcile net income to net
   cash flows from operating activities
     Depreciation and amortization                             1,968
     Consulting fees paid with issuance of stock              85,000
   Changes in operating assets and liabilities
     (Increase) decrease in assets
        Prepaids                                              (8,252)
     Increase (decrease) in liabilities
        Accrued expenses                                      34,330
                                                           ---------
         Cash Flows Used By Operating Activities            (226,648)
                                                           ---------
Cash Flows From Investing Activities
 Acquisition of property                                     (38,368)
 Acquisition costs                                           (20,000)
 Loans to stockholders'                                       (9,223)
 Payment of security deposit                                 (16,161)
                                                           ---------
         Cash Flows Used By Investing Activities             (83,752)
                                                           ---------
Cash Flows From Financing Activities
 Sale of preferred stock                                     225,000
 Sale of common stock                                        202,650
                                                           ---------
         Cash Flows Provided By Financing Activities         427,650
                                                           ---------
Net Increase In Cash                                         117,250
Cash, Beginning                                                    0
                                                           ---------
Cash, End                                                  $ 117,250
                                                           =========

Non Cash Investing and Financing Transactions:
 Acquired trade name with issuance of common stock         $  20,000
 Commons stock issued for consulting services                 85,000
 Purchase of subsidiary with the issuance of stock
   Goodwill                                                  193,875
   Preferred stock                                           220,000)
   Common stock                                                 (898)
   Additional paid in capital                               (413,157)
   Treasury stock                                                180

      See accompanying auditors' report and notes to financial statements.

                                SICKBAY.COM, INC.
                             (FORMERLY XETAL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies of Sickbay.com, Inc., (the "Company") (formerly Xetal, Inc.) (a development stage company), is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         NATURE OF OPERATIONS

         The Company was incorporated under the laws of the State of Utah, and was an inactive holding company for its operating subsidiaries. On December 29, 1999, the Company spun-off its operating subsidiaries to the shareholders of the Company in a non-monetary restricted stock dividend. Concurrently, the Company acquired all the assets, business and property subject to all the liabilities of Sick-Bay.Com, Inc., a Delaware Corporation, ("Sick-Bay Delaware"), in exchange of 19,600,000 shares of the Company's common stock pursuant to the Reorganization Agreement. In addition, the Company has reserved 3,050,000 shares of the Company's common stock for issuance to certain warrant holders. As part of the tax-free reorganization, the board of directors of Sick-Bay Delaware approved a plan of liquidation and dissolution. Sick-Bay Delaware distributed the shares received ratably to its shareholders in exchange for and complete cancellation and retirement of all the Sick-Bay Delaware issued and outstanding capital stock.

         The acquisition has been accounted for by the purchase method under business combinations and treated as a reverse acquisition. Such transaction treats the acquisition as if Sick-Bay Delaware acquired the Company and reflects the fair market value of the Company's net assets at the date of acquisition. In addition, in January, 2000, the Company changed its name to Sickbay.com, Inc.

         Sick-Bay has been in the development stage since formation on February 24, 1999. Operations are primarily devoted to

                                SICKBAY.COM, INC.
                             (FORMERLY XETAL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

         raising capital, obtaining financing, advertising and administrative functions. The Company intends to establish itself as a comprehensive medical portal, providing administrative services to healthcare professionals.

         Cash and Cash Equivalents

         For the purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

         Property and Equipment

         Property and equipment are reported at historical cost. Depreciation of property and equipment is provided using accelerated methods over their estimated useful lives. Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

         Earning Per Share

         Earnings per share amounts are based on the weighted average number of shares outstanding. Potential common stock equivalents have not been included in the earnings per share computation because of their anti-dilutive effect.

         Intangibles

         Trade names acquired are being amortized over a 17 year period. Costs associated with the raising of capital are deferred and offset against the proceeds received from successful private placements or public offerings. Costs associated with companies acquired are capitalized and included in the purchase price of such acquisition. Costs associated with unsuccessful acquisitions are expensed.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                SICKBAY.COM, INC.
                             (FORMERLY XETAL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentration of Credit Risk

         The Company places its cash with a financial institution which management considers to be of high quality; however, at times such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit.

         Advertising

         The Company expenses advertising costs as incurred.

Note 2 - Property and Equipment

         Property and equipment are summarized as follows:

         Furniture and fixtures                                        $  6,857
         Computer equipment                                              31,511
                                                                       --------
                                                                       $ 38,368
                                                                       ========
Note 3 - Intangibles

         Intangibles are summarized as follows:

         Trade names                                                   $ 20,000
         Goodwill                                                       193,875
         Acquisition costs                                               20,000
                                                                       --------
                                                                       $223,875
                                                                       ========

Note 4 - Capital Stock Transactions

         In September 1999, the board of directors authorized amending the certificate of incorporation to increase its authorized common stock from 1500 shares, no par value to 25,000,000 shares, par value $0.001.

         Effective to the date of amendment, the board of directors authorized a stock split of 12,000 to 1 shares of the presently outstanding common stock.

                                SICKBAY.COM, INC.
                             (FORMERLY XETAL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

Note 4 - Capital Stock Transactions (Continued)

         During September 1999, the Company issued 1,000,000 shares of its common stock for consideration of $200,000. In addition, each share of stock included a redeemable warrant allowing such shareholders to acquire three shares of common stock.

         In November, 1999, the board of directors authorized amending the certificate of incorporation to create two classes of preferred stock as follows: (i) authorizing 20,000,000 shares of no par value preferred and (ii) authorizing 500,000 shares of Series A 8% cumulative, convertible, no par value preferred.

         During November, 1999, the Company issued 500,000 shares of its Series A 8% cumulative convertible preferred stock for consideration of $250,000.

         Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services or assets received in exchange.

         The Company has reserved 50,000 shares of the Company's common stock for issuance to certain warrant holders in conjunction with the aforementioned private placements.

Note 5 - Commitments

         Leases

         Effective April 1, 1999, the Company leased office space under a non-cancelable lease expiring March 31, 2000. The lease called for monthly payments of $500. In September, 1999, the Company terminated the lease and paid a termination fee of $1,500 plus the security deposit.

         In September and November, 1999, the Company entered into non-cancelable leases for office space in New York and California, respectively. The terms of the leases call for monthly payments aggregating approximately $5,500 which expire October 31, 2002 and May 31, 2000.

         In September, 1999, the Company arranged to sublet office space on a month to month basis. For the period ended December 31, 1999, rental income amounted to $4,500.

                                SICKBAY.COM, INC.
                             (FORMERLY XETAL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

Note 5 - Commitments (Continued)

         Leases (Continued)

         For the period ended December 31, 1999, rent expense amounted to $14,717.

         Future minimum rental payments are as follows:

                Year ended August 31,            Amount
                ---------------------            ------
                       2000                      $60,876
                       2001                       58,634
                       2002                       44,958

         Employment Agreements

         Effective January 1, 2000, the Company has entered into employment agreements with its chief executive officer and president through December 31, 2002. The agreements will automatically be renewed and extended for one additional year on each anniversary of the effective date. The terms provide for a minimum annual salary of $245,000 and $225,000, respectively. The officers have waived any additional compensation due them within the period ending December 31, 1999. The terms are substantially the same as such officers had with Sick-Bay Delaware prior to the reorganization.


Note 6 - Related Party Transactions

         The Company advanced monies to officers. The advances are non-interest bearing and are intended to be repaid in 2000.

Note 7 - Income Taxes

         Deferred income taxes arise form temporary differences resulting form income and expense items reported for financial accounting and tax purposes in different periods. The primary source of temporary differences is a net operation loss carryover, which approximates $340,000 and expires in the year 2014.

                                SICKBAY.COM, INC.
                             (FORMERLY XETAL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 7 - Income Taxes (Continued)

         The components of deferred income tax asset as of December 31, 1999 is as follows:

             Net operating loss carryover                 $ 136,000

             Valuation allowance                           (136,000)
                                                          ---------
             Deferred tax asset                           $    --
                                                          =========

         For the period February 24, 1999 (Inception) through December 31, 1999, the provision (benefits) for income taxes consist of:

             Current benefit                              $(136,000)

             Valuation allowance                            136,000
                                                          ---------
             Provision                                    $    --
                                                          =========

         A reconciliation of income tax at the statutory rate to the Company's effective tax rate is as follows:

             Computed at the expected statutory rate      $(116,000)

             State income tax - net of federal tax
                      benefit                               (20,000)

             Valuation allowance                            136,000
                                                          ---------
             Income tax expense                           $    --
                                                          =========

                                SICKBAY.COM, INC.
                             (FORMERLY XETAL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 8 - Earnings Per Share

         The following data show the amounts used in computing earnings per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock for the period February 24, 1999 (Inception) through December 31, 1999.


         Loss applicable to common stock                  $(339,694)
                                                          =========
         Weighted average number of common
           shares outstanding                               993,160
                                                          =========
         Basic and fully dilutive                         $   (0.34)
                                                          =========

Note 9 - Contingencies

         The Company's predecessor, Xetal, Inc., had certain disputes with former note holders and others which are the responsibility of prior management. The Company has been named as a party in one such matter, since resolved, and has been threatened to be named in other such proceedings. The Company does not expect to incur any measurable loss, cost or expense in connection with the determination thereof.

Note 10 - Subsequent Events - Unaudited

         Financing Arrangement

         The Company has made an arrangement an investment banking/internet focused consulting company to provide the Company with financial and marketing assistance and legal and securities guidance. The firm has agreed to invest a minimum of $5,000,000 with the Company over a five year period, of which amount $1,800,000 has been advanced to date, $800,000 has been advanced for acquisitions, and $1,250,000 is scheduled to be advanced on May 1, 2000.

                                SICKBAY.COM, INC.
                             (FORMERLY XETAL, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


Note 10 - Subsequent Events (Continued)

         Acquisitions

         On February 23, 2000, the Company acquired all of the assets of the internet business known and operated as NetSweat.Com, ("NetSweat"). NetSweat serves as a directory of fitness, sports and nutrition sites on the internet. The Company paid $50,000 in cash and 3,600 shares of the Company's common stock. In addition, the Company granted the sellers the option to acquire an aggregate of 20,000 shares. The option is exercisable until August 23, 2001, subject to extension under certain circumstances.

         On March 30, 2000, the Company entered into agreements to acquire the business and assets of Healthline Publishing, Inc. and Health Publishing, Inc., two related California corporations (the "Healthline companies"). The business of the Healthline companies is the publication of health-related magazines distributed through traditional formats.

         The Company agreed to pay the aggregate consideration of $2,500,000, of which amount $750,000 was paid in cash for the assets of Healthline Publishing, Inc., and $1,750,000 solely in common stock of the Company for the assets and continuing business operations of Health Publishing, Inc.