Form 10-Q
period 2000-03-31
SICKBAY COM INC
filed 2000-05-22
CIK 1012464

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to___________

                        Commission file number 333-20525

                            SICKBAY.COM, INC. (SKBY)
             -------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

                     Utah                                 22-2223126
         -------------------------------            ----------------------
         (State or other jurisdiction of               (IRS Employer
         incorporation or organization)             Identification Number)

                    510 Broadhollow Road, Melville, New York
                  ------------------------------------------
                    (Address of principal executive offices)

                                  (631) 694-0400
               --------------------------------------------------
               (Registrant's telephone number including area code)

     Indicate by check mark, if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendments to
this Form 10-Q   X
                ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                        Outstanding at March 31, 2000

      Common Stock, par value $0.001                22,759,203 Shares

                                TABLE OF CONTENTS

                                    FORM 10-Q
                                SICKBAY.COM, INC.

                                                                    Page Number
                                                                    -----------

Introductory Note                                                         3

Part I, Financial Information
-----------------------------

Item 1 - Financial Statements                                           4 - 13

         Auditors Review Statement

         Balance Sheet

         Statement of Operations

         Statement of Changes

         Statement of Cash Flow

         Notes to Financial Statements

Item 2 - Management Discussion & Analysis                              14 - 18

         General

         Plan of Operation/Capital Requirements

         Liquidity

         Pending Transactions

Part II - Other Information                                            19 - 20
---------------------------
         Item 1 - Legal Proceedings

         Item 2 - Changes in Securities and Use of Proceeds

         Item 3 - Defaults Upon Senior Securities

         Item 4 - Submission of Matters of a Vote of
                  Security Holders

         Item 5 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K

         Signatures

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

     Subsequent to the Reorganization, the management of Sickbay became aware that on November 16, 1998, a Registration Statement on Form SB-2 (the "1998 Registration Statement")filed by Xetal was declared effective by the Securities and Exchange Commission. At the time of the filing, Xetal was a publicly-owned, Bulletin Board listed, non-reporting company. All of the operations of Xetal were conducted through subsidiary companies. The Registration Statement related to a proposed underwritten public offering of additional Common Stock of Xetal. The public offering was not consummated. No securities were sold by the Registrant pursuant thereto or otherwise. The Registrant did not previously hereto file a Form 8-A or otherwise commence its filing of periodic and other reports under the Securities Exchange Act of 1934. However, since the 1998 Xetal Registration Statement was not withdrawn, the Company may be deemed to have been required to file periodic and other reports under the Securities Exchange Act of 1934 since November of 1998. Accordingly, new management of the Registrant requested and received the cooperation of the former management and current auditors of the Registrant in preparing and filing the Company's 10QSB's for the periods ended 12/31/98, 3/31/99 and 6/30/99, as well as a 10-K for the year ended 9/30/99. In addition, the Registrant filed a Form 8-K relative to the foregoing matters and the Registrant selected the new fiscal year of December 31, commencing with December 31, 1999.

     The Registrant previously filed a 10-K for the fiscal year ended December 31, 1999.

                        SICKBAY.COM, INC. AND SUBSIDIARY
                                  BALANCE SHEET

                                                        March 31,   December 31,
                                                          2000          1999
                                                       ----------   ------------
                                                       (unaudited)

                            ASSETS

Current Assets
  Cash .........................................       $1,058,247      $ 117,250
  Loans to stockholders, related party .........           10,832          9,223
  Prepaid expenses .............................          228,627          8,252
                                                       ----------      ---------
Total Current Assets ...........................        1,297,706        134,725
                                                       ----------      ---------

Property and Equipment - at cost,
  less accumulated depreciation ................           98,846         36,547
                                                       ----------      ---------

Other Assets
  Intangible assets - net of accumulated
   amortization ................................        1,621,034        233,728
  Deferred tax asset ...........................          506,000          --
  Security deposit .............................           23,778         16,161
                                                       ----------      ---------

Total Other Assets .............................        2,150,812        249,889
                                                       ----------      ---------
         Total Assets ..........................       $3,547,364      $ 421,161
                                                       ==========      =========


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses ...............................       $   29,413     $  34,330
 Due to Healthline .............................          900,000         --
                                                       ----------      ---------

Total Current Liabilities ......................          929,413        34,330
                                                       ----------      ---------

Stockholders' Equity
   Preferred stock, $.01; authorized,
    20,000,000 shares ..........................            5,000         5,000
   Common stock, par value $.001; authorized
     50,000,000 shares .........................           22,759        20,498
   Additional paid-in capital ..................        3,444,052       701,207
   Retained deficit ............................         (853,680)     (339,694)
   Treasury stock, par value, 180,000 shares ...             (180)         (180)
                                                       ----------      ---------
     Total Stockholders' Equity ................        2,617,951       386,831
                                                       ----------      ---------
     Total Liabilities and
      Stockholders' Equity .....................       $3,547,364     $ 421,161
                                                       ==========     =========


See accompanying auditors' report and notes to financial statements.

                        SICKBAY.COM, INC. AND SUBSIDIARY
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

Revenues

   Advertising .......................................       $  11,000

   Sponsorship .......................................          20,000
                                                             ---------

Total Revenues .......................................          31,000
                                                             ---------

Operating Expenses

   Production, content and product development .......          40,858

   Sales and marketing ...............................         209,286

   General and administrative ........................         294,842
                                                             ---------

Total Operating Expenses .............................         544,986
                                                             ---------

Net Loss .............................................       $ 513,986
                                                             =========

Earnings per common share

   Basic and fully dilutive ..........................       $    (.25)
                                                             ==========


The Company had no operations for the three month period ended March 31, 1999.

See accompanying auditors' report and notes to financial statements.

                        SICKBAY.COM, INC. AND SUBSIDIARY
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD FEBRUARY 24, 1999 (INCEPTION) TO MARCH 31, 2000



                                     Series A                                                                 Additional
                                    Preferred                        Common                             Paid in           Deficit
                                     Stock                           Stock                              Capital         Accumulated
                                   ----------      -----------------------------------------            --------        -----------
                                                    Shares             Amount         Shares             Amount
                                                   --------           --------        ------            --------
Sale Of Stock
 For Cash and
 Property ................             --        $      --               1,500      $    10,000       $      --         $      --

Stock Split ..............             --               --          17,998,500            8,000            (8,000)             --

Sale Of Stock
 For Cash ................             --               --           1,000,000            1,000           191,650              --

Stock Issued
 For Consulting
 Services ................             --               --             500,000              500            84,500              --

Stock Issued

For Trade Name ...........             --               --             100,000              100            19,900              --

Stock Issued
 For Cash ................          500,000          225,000              --               --                --

Conversion Of
 Equity Due To
 The Reverse
 Acquisition .............             --           (220,000)          898,263              898           413,157              --

Net Loss -- 1999 .........             --               --                --               --                --            (339,694)
                                    -------      -----------        ----------      -----------       -----------       -----------

Balance
 December 31, 1999 .......          500,000            5,000        20,498,263           20,498           701,207          (339,694)
Stock Issued .............             --               --           2,170,106            2,170         2,167,936              --

Stock Issued
 For Purchase ............             --               --               3,334                3            49,997              --

Stock Issued
 For Purchase ............             --               --              87,500               88           524,912              --

Net Loss -- 2000 .........             --               --                --               --                --            (513,986)
                                    -------      -----------        ----------      -----------       -----------       -----------

Balance --
 (Unaudited)
 March 31, 2000 ..........          500,000      $     5,000        22,759,203      $    22,759       $ 3,444,052       $  (853,680)
                                    =======      ===========        ==========      ===========       ===========       ===========




See accompanying auditors' report and notes to financial statements.

                        SICKBAY.COM, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)



Cash Flows From Operating Activities
 Net loss ..............................................   $  (513,986)
Adjustment to reconcile net income to net
 cash flows from operating activities
     Depreciation and amortization .....................         3,828

   Changes in operating assets and liabilities
     (Increase) decrease in assets
        Prepaids .......................................      (220,375)
     Increase (decrease) in liabilities
        Accrued expenses ...............................        (4,917
                                                           -----------
     Cash Flows Used By Operating Activities ...........      (735,450)
                                                           -----------

Cash Flows From Investing Activities
 Acquisition of property ...............................       (66,127)
 Acquisition of intangibles ............................    (1,893,306)
 Loans to stockholders' ................................        (1,609)
 Payment of security deposit ...........................        (7,617)
                                                           -----------
         Cash Flows Used By Investing
           Activities ..................................    (1,968,659)
                                                           -----------
Cash Flows From Financing Activities
 Due to Healthline .....................................       900,000
 Sale of common stock ..................................     2,745,106
                                                           -----------
         Cash Flows Provided By Financing
           Activities ..................................     3,645,106
                                                           -----------

Net Increase In Cash ...................................       940,997

Cash, Beginning ........................................       117,250
                                                           -----------

Cash, End ..............................................   $ 1,058,247
                                                           ===========


The Company had no operations for the three month period ended March 31, 1999.

See accompanying auditors' report and notes to financial statements.

                                SICKBAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Note 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Sickbay. com, Inc., (the "Company"), is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations

The Company was incorporated under the laws of the State of Utah, and was an inactive holding company for its operating subsidiaries. On December 29, 1999, the Company spun-off its operating subsidiaries to the shareholders of the Company. Concurrently, the Company in acquired all the assets, business and property subject to all the liabilities of Sick-Bay.Com, Inc., a Delaware Corporation, (Sick-Bay"), in exchange of 19,600,000 shares of the Company's common stock pursuant to the Reorganization Agreement. In addition, the Company has reserved 3,050,000 shares of the Company's common stock for issuance to certain warrant holders. As part of the tax-free reorganization, the board of directors of Sick- Bay approved a plan of liquidation and dissolution. Sick-Bay will distribute the shares received ratably to its shareholders in exchange for and complete cancellation and retirement of all its issued and outstanding capital stock.

The acquisition has been accounted for by the purchase method under business combinations and treated as a reverse acquisition. Such transaction treats the acquisition as if Sick-Bay acquired the Company and reflects the fair market value of the Company's net assets at the date of acquisition. In addition, in January, 2000, the company changed its name to Sickbay.com, Inc.

Sick-Bay has been in the development stage since formation on February 24, 1999. Operations are primarily devoted to raising capital, obtaining financing, advertising and administrative functions. The Company intends to establish itself as a comprehensive medical portal, providing administrative services to healthcare professionals. Effective March 31, 2000, with the acquisition of Healthline Publishing, Inc. ("Healthline") and Health Publishing, Inc., ("HPI"), the Company is considered an operating company.

                                SICKBAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangibles

Trade names acquired are being amortized over a 17 year period. Costs associated with the raising of capital are deferred and offset against the proceeds received from successful private placements or public offerings. Costs associated with companies acquired are capitalized and included in the purchase price of such acquisition. Costs associated with unsuccessful acquisitions are expensed. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight line method over 5-15 years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                                SICKBAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

The Company places its cash with a financial institution which management considers to be of high quality; however, at times such deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Advertising

The Company expenses advertising costs as incurred.

Income Taxes

Deferred income taxes arise form temporary differences resulting form income and expense items reported for financial accounting and tax purposes in different periods. The primary sources of temporary differences are different assets bases in connection with business combinations and net operation loss carryovers.

Note 2 - Business Combinations

On February 23, 2000, the Company acquired all of the assets of the internet business known and operated as NetSweat.Com, ("NetSweat"). NetSweat serves as a directory of fitness, sports and nutrition sites on the internet. The Company paid $50,000 in cash and 3,334 shares of the Company's common stock. In addition, the Company granted the sellers the option to acquire an aggregate of 20,000 shares. The option is exercisable until August 23, 2001, subject to extension under certain circumstances.

On March 31, 2000, the Company acquired all the assets of Healthline and HPI. Healthline and HPI publish health related magazines. The purchase price for both companies was $2,500,000, in which $750,000 is to be paid in cash and $1,750,000 in common stock of the Company. The agreement calls for 50% of the shares to be issued at closing and the balance of the shares to be issued on the anniversary of the closing. At March 31, 2000, the Company's obligation for the acquisition is $900,000, which $375,000 is currently due in cash and the balance is 87,500 shares issuable on the anniversary date for the transaction. Such Shares were valued at $525,000 based upon the market value of the Shares, after a discount for size and restriction.

                                SICKBAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Note 3 - Financing Arrangement

The Company has made arrangements with an investment banking/internet focused consulting company to provide the Company with financial and marketing assistance and legal and securities guidance. The firm has agreed to invest a minimum of $5,000,000 with the Company. The Agreements have not been fully consummated, but are being observed and modified by both parties in anticipation of consummation. The Company is dependent upon the additional capital provided and required to be provided from the firm.

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

During November, 1999, the Company issued 500,000 shares of its Series A 8% cumulative convertible preferred stock for consideration of $250,000.Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services or assets received in exchange.

The Company has reserved 50,000 shares of the Company's common stock for issuance to certain warrant holders in conjunction with the aforementioned private placements.

During the quarter ended March 31, 2000, the Company issued 2,170,106 shares of common stock for consideration of $2,170,106 in conjunction with the financing arrangement. (See note 2)

                                SICKBAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

Note 4 - Capital Stock Transactions (Continued)

In February, 2000, the Company issued 3,334 shares of common stock for consideration of $50,000 in conjunction with the acquisition of NetSweat.Com.

On March 31, 2000, the Company issued 87,500 shares of common stock for consideration of $525,000 in conjunction with the acquisition of Health Publishing, Inc.

To the Board of Directors and Shareholders
Sickbay.com, Inc.

We have reviewed the balance sheet of Sickbay.com, Inc. and Subsidiary at March 31, 2000 and the related statements of operations and cash flows for the three months ended March 31, 2000 as set forth in the accompanying unaudited financial statements. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for the three months ended March 31, 2000 for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet at December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2000, we expressed an unqualified opinion on these financial statements.




Linder & Linder, CPAs
Dix Hills, New York
May 12, 2000

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         During the fiscal quarter ended March 31, 2000 and previous, the Company was a development stage Company, since its formation on February 24, 1999. The Company's current operations are primarily focused on raising capital, obtaining financing, and establishing affiliations and other business relationships designed and intended to facilitate the Company's future business activities. Effective March 31, 2000, with the acquisition of Healthline Publishing, Inc. ("Healthline") and Health Publishing, Inc. ("HPI"), the Company is considered an operating Company.

         The Company exists as a multi-media health information company and maintains a comprehensive medical portal providing administrative services to healthcare professionals and related medical information to both healthcare professionals and healthcare consumers.

         The Company's website is a free-access site, through which visitors can access an on-line magazine, on-line pharmacy, on-line bookstore, and on-line pet shop. In addition, visitors can also submit questions to a number of professional healthcare providers and establish secure on-line health profiles for themselves and their family members. The Company has ample evidence that it is attracting health professionals and health consumers/users to its site. In the first three months of the current year, the Company has created a popular health information destination. Data collected during the first quarter of operations indicates that Sickbay.com has obtained 20,826,000 page views from web visitors and is consistently ranked in the top 10 of healthcare websites by a third party internet auditor in its listing of all healthcare websites (over 15,000). The data also demonstrates that Sickbay.com is consistently in the top five with regard to page views per user, time spent per page, and overall hours spent at its website. Current data indicates Sickbay.com as the #1 healthcare site in those categories.

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

         The Company's acquisition of Netsweat.com contributes to the expanded offerings of the company's website and includes additional fitness and nutrition information. The Netsweat.com acquisition accounts for strategic key word placement in the most popular search engines. These key words drive a significant amount of traffic to the Company's website.

         The acquisitions of Healthline and HPI contribute to the company's strategic initiative to deliver quality trusted content to an offline community that represents almost 70% of all health consumers and providers that are not on line. During the initial period of ownership of the Healthline entities, Sickbay.com has substantially expanded the magazine distribution and has made arrangements to further expand distribution to include additional pharmacies and major airlines. More recently, the Company has initiated a content resale program that the Company believes will contribute to its diversified revenue business formula.

         The Company anticipates revenue to be derived from the magazine business include both off-line and on-line advertising, subscriptions and sponsorships. The Company also expects to prepackage content and advertising combinations for third-party usage. The Company intends to use technologically advanced multi- media presentations on its website, and to provide advertisers with the opportunity to showcase their products in connection with presentations related to the subject matter thereof. See caution concerning forward-looking statements contained below.

         Finally, the Company has commenced to re-license its healthcare content articles and information to other websites and to other off-line publication companies.

         The Company intends to increase the number of affiliates and to create and initiate co-marketing programs that permit Sickbay.com to increase brand awareness of both Sickbay.com and the affiliate-entity partners in connection with such programs.

         The Company is structuring itself as an on-line provider of multi-media health information, while seeking information to position itself to be both an on-line and off-line supplier of healthcare and related products and services for both the healthcare professional and the informed healthcare consumer. As the Company introduces new services for both consumers and healthcare providers, it anticipates significant and imminent growth in revenues.

                                    * * * * *

         The Company is a successor to Xetal Inc. ("Xetal"). As a consequence of a tax reorganization consummated on December 29, 1999. Prior to, and in connection with, such transaction, Xetal spun off its operating subsidiaries to the shareholders of Xetal prior to the acquisition of all of the assets, business, and properties of Sick-Bay.Com., Inc., a Delaware Corporation. (See "Introductory Note".)

                                    * * * * *

         This report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the results of operations and businesses of the Company. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such forward-looking statements include, among others, the following possibilities: (i) fluctuations in foreign currency exchange rates; (ii) heightened competition, the entry of new competitors; (iii) the inability to carry out development plans or to do so without delays; (iv) loss of key executives; and (v) general economic and business conditions. The Company does not intend to update these cautionary statements.

Plan of Operation/Capital Requirements

         The Company expects to require substantial additional capital in order to facilitate its future operations. The Company has made arrangements for up to Five Million Dollars ($5,000,000) of capital funding of which Two Million One Hundred Seventy Thousand Dollars ($2,170,000) has been received to date. (See "Pending Transactions - FFH")

         On February 23, 2000, the Company acquired all of the assets of the internet business known and operated as NetSweat.Com, ("NetSweat"). NetSweat serves as a directory of fitness, sports and nutrition sites on the internet. The Company paid $50,000 in cash and 3,334 shares of the Company's common stock valued at an additional Fifty Thousand Dollars ($50,000). In addition, the Company granted the Sellers options to acquire an aggregate of up to 20,000 shares at Seventeen Dollars ($17.00) per Share. The option is exercisable until August 23, 2001, subject to extension under certain circumstances.

         As of March 31, 2000, the Company entered into an agreement to acquire all the assets of Healthline and HPI. Healthline and HPI publish health related magazines. The purchase price for both companies was $2,500,000, of which $750,000 is to be paid in cash and $1,750,000 in common stock of the Company. The agreement calls for 50% of the shares to be issued on the anniversary of the closing. As of March 31, 2000, the Company's obligation for the acquisition is $900,000, of which amount Three Hundred Seventy Five Thousand Dollars ($375,000) represents a current cash obligation and Five Hundred Twenty Five Thousand Dollars ($525,000) represents a future obligation payable in Shares (Eight Seven Thousand Five Hundred (87,500) Shares)).

         The Company is examining into other similar transactions to leverage the growth of its revenue producing assets through the popularity of its website.

Liquidity

         During the fiscal quarter ended March 31, 2000, the Company's total assets increased from Four Hundred Twenty One Thousand One Hundred Sixty One ($421,161) to Three Million Five Hundred Forty Seven Thousand Three Hundred Sixty Four Dollars ($3,547,364); and the company's current assets increased from One Hundred Thirty Four Thousand Seven Hundred Twenty Five Dollars ($134,725) to One Million Two Hundred Ninety Seven Thousand Seven Hundred and Six Dollars ($1,297,706). Current liabilities increased from Thirty Four Thousand Three Hundred Thirty Dollars ($34,330) to Nine Hundred Twenty Nine Thousand Four Hundred Thirteen Dollars ($929,413, of which amount Five Hundred Twenty Five Thousand Dollars ($525,000) represents a liability payable in one year in equity securities of the Company Eighty Seven Thousand Five Hundred (87,500) Shares. See Note 2 to the Financial Statements.

         Stockholders equity increased from Three Hundred Eighty Six Thousand Eight Hundred Thirty One Dollars ($386,831) to Two Million Six Hundred One Hundred Seventeen Thousand Nine Hundred Fifty One Dollars ($2,617,951).

         The primary source for the increases in capital is the Company's receipt of funds from First Frontier Holdings, Inc. ("FFH") pursuant to certain pending securities transactions. FFH provided the capital for the Company's two business combinations during the quarter ended March 31, 2000.

         It is anticipated that with the money provided and promised by FFH, the Company will have adequate resources to conduct its operations as planned for at least the next twelve months.

Pending Transactions

         On March 6, 2000, the Company finalized a form of Stock Purchase Agreement, Stockholders Agreement, and Registration Rights Agreement with First Frontier Holdings, Inc. Pursuant to the FFH Agreements, the Company agreed to sell to FFH, and FFH agreed to provide financing and other services to the Company, with respect to an aggregate maximum of 6,400,000 Shares, of which 500,000 Shares have been delivered to date, and 1,250,000 additional Shares are currently due. FFH also owns 500,000 Convertible Preferred Shares (convertible share for share into Common Stock) acquired by it at $.50 per Share prior to the combination with Xetal.

         Pursuant to the FFH Agreements, FFH agreed to pay $500,000 (previously paid), $1,250,000 (paid on March 15, 2000) and $1,250,000 (to be paid on May 1,
2000). In addition, FFH agreed to pay to the Company an additional $2,000,000 for 2,000,000 Shares based upon use of the proceeds thereof for acquisitions. The Company has accelerated its use of part of the $2,000,000 for acquisitions and has deferred until June 1, 2000 the last $1,250,000 of base payments due from FFH. At the present time, the Company is dependent upon the additional capital provided and required to be provided by FFH.

         The FFH Agreements also call for substantial continuing services from FFH to the Company in the nature of strategic planning; legal consultation; technical support for future acquisitions; due diligence assistance; merger and acquisition consultation; and related matters. The FFH Agreements have not been fully consummated, but are being observed and modified by the parties in anticipation of consummation.

         FFH also has an option to acquire Four Million (4,000,000) additional Shares at Four Dollars ($4.00) per Share.

                                    PART II

OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended March 31, 2000, the Company issued additional Common Stock and certain other securities for cash and in connection with certain business transactions as follows.

The securities issuances consisted of a private placement of additional Common Stock to First Frontier Holdings, Inc. ("FFH"), a private investment holding corporation. The securities were placed pursuant to a series of agreements with FFH, which contemplate the issuance of Six Million Four Hundred Thousand (6,400,000) Shares to FFH. (See "Pending Transactions"). FFH paid Two Million One Hundred Seventy Thousand One Hundred Six Dollars ($2,170,106) to the Company in the current fiscal quarter of which amount Eight Hundred Thousand Dollars ($800,000) is being used to finance the Company's business combinations with NetSweat and Healthline.

Also during the quarter ended March 31, 2000, the Company issued an aggregate of Ninety Thousand Eight Hundred Thirty Four (90,834) Shares to a total of four persons in connection with two business combinations completed by the Company during such period.

The securities issuances, and the options and warrant exercises, did not involve an underwriter or other placement agent. The Company received 100% of the purchase price/exercise price of such securities. The Company relied under
Section 4(2) of the Securities Act of 1933 (the "Act") for its exemption from the registration requirements with respect to such placements.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

There were no reports on Form 8-K filed by the Company during the quarter.

The following exhibits are filed herewith:

         Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Sickbay.Com,Inc.
                                            ------------------------------
                                                   (Registrant)

Date May 15, 2000                                  /s/ Mark Basile
                                            ------------------------------
                                                Mark Basile, Chairman

Date May 15, 2000                                  /s/ Allen Motola
                                            ------------------------------
                                              Dr. Allen Motola, President