Form 10-Q
period 2000-06-30
SICKBAY HEALTH MEDIA INC
filed 2000-08-16
CIK 1012464

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


   Commission File Number: 333-20525
                           ---------


                        SICKBAY HEALTH MEDIA, INC. (SKBY)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           UTAH                                         22-2223126
------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                    510 BROADHOLLOW ROAD, MELVILLE, NEW YORK
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (631) 694-0400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ------    --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                  CLASS                         OUTSTANDING AT AUGUST 4, 2000
----------------------------------------        -----------------------------
Common Stock, par value $0.001 per share             25,173,979 Shares


================================================================================
                                                                         Page 1.

                                    - INDEX -
                                                                        Page(s)
                                                                        -------
PART I.  Financial Information:

ITEM 1.  Consolidated Financial Statements

         Condensed Balance Sheets - June 30, 2000 (Unaudited)
         and December 31, 1999                                              3.

         Condensed Statements of Operations (Unaudited) -
         Three and Six Months Ended June 30, 2000 and 1999                  4.

         Condensed Statements of Cash Flows (Unaudited) -
         Six Months Ended June 30, 2000 and 1999                            5.

         Notes to Interim Condensed Financial Statements (Unaudited)        6.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operations                                             8.

PART II. Other Information                                                 10.

SIGNATURES                                                                 11.

EXHIBITS:  Exhibit 27 - Financial Data Schedule


                                                                         Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                    SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                               June 30,     December 31,
                                                                                 2000          1999
                                                                             -----------    ------------
                                                                              (unaudited)
CURRENT ASSETS:
       Cash                                                                  $ 2,144,827    $   117,250
       Accounts receivable                                                       265,513           --
       Loans to stockholders                                                        --            9,223
       Prepaid expenses                                                          116,816          8,252
                                                                             -----------    -----------
TOTAL CURRENT ASSETS                                                           2,527,156        134,725
                                                                             -----------    -----------
PROPERTY AND EQUIPMENT - NET                                                     181,405         36,547
                                                                             -----------    -----------
OTHER ASSETS:
       Intangible assets - net                                                 2,530,515        233,728
       Security deposit                                                           23,778         16,161
                                                                             -----------    -----------
                                                                               2,554,293        249,889
                                                                             -----------    -----------
                                                                             $ 5,262,854    $   421,161
                                                                             ===========    ===========

                    -LIABILITIES AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                 $   404,215    $    34,330
       Due to seller                                                             812,500           --
TOTAL CURRENT LIABILITIES                                                      1,216,715         34,330
                                                                             -----------    -----------
LONG-TERM LIABILITIES                                                            437,500           --
                                                                             -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01; 20,000,000 shares authorized, 500,000
        shares issued and outstanding                                              5,000          5,000
       Common stock, par value $.001; authorized 50,000,000 shares
         23,946,729 and 20,498,263 outstanding in 2000 and 1999,
         Respectively                                                             23,947         20,498
       Additional paid-in capital                                              5,790,209        701,207
       Accumulated deficit                                                    (2,210,517)      (339,694)
       Treasury stock, par value, 180,000 shares                                    --             (180)
                                                                               3,608,639        386,831
                                                                             -----------    -----------
                                                                             $ 5,262,854    $   421,161
                                                                             ===========    ===========


            See notes to condensed consolidated financial statements

                                                                         Page 3.

                    SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended              Six Months Ended
                                                          June 30,                        June 30,
                                                  --------------------------     --------------------------
                                                       2000           1999           2000            1999
                                                  ------------    ----------     ------------    ----------
REVENUES                                          $    723,167    $       --     $    754,167    $       --

OPERATING EXPENSES:
    Production, content and product development         70,663            --          111,521            --
    Sales and marketing                              1,313,834            --        1,523,120            --
    General and administrative                         695,507            --          990,349            --
                                                  ------------    ----------     ------------    ----------
TOTAL OPERATING EXPENSES                             2,080,004            --        2,624,990            --
                                                  ------------    ----------     ------------    ----------
NET LOSS                                          $ (1,356,837)   $       --     $ (1,870,823)   $       --
                                                  ============    ==========     ============    ==========

EARNINGS (LOSS) PER COMMON SHARE:
    Basic and fully diluted                       $       (.06)   $       --     $       (.08)   $       --
                                                  ============    ==========     ============    ==========
Weighted average shares outstanding                 23,352,966    20,498,263       21,925,615    20,498,263
                                                  ============    ==========     ============    ==========

            See notes to condensed consolidated financial statements

                                                                         Page 4.

                    SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                --------------------------
                                                                     2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(1,870,823)   $     --
    Adjustments to reconcile net income to net cash flows from operating activities:
         Depreciation and amortization                                72,119          --
    Changes in operating assets and liabilities:
         Accounts receivable                                        (265,513)         --
           Prepaid expenses                                         (108,564)         --
           Accounts payable and accrued expenses                     369,885          --
                                                                 -----------    ----------
CASH FLOWS USED BY OPERATING ACTIVITIES                           (1,802,896)         --
                                                                 -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                       (153,175)         --
         Acquisition of intangibles                                 (425,000)         --
         Receipt of stockholders' loans                                9,223          --
                                                                 -----------    ----------
         Payment of security deposit                                  (7,617)         --
                                                                 -----------    ----------
CASH FLOWS USED BY INVESTING ACTIVITIES                             (576,569)         --
                                                                 -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Sale of common stock                                      4,407,042          --
                                                                 -----------    ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                        4,407,042          --
                                                                 -----------    ----------
NET INCREASE IN CASH                                               2,027,577          --

CASH, BEGINNING OF YEAR                                              117,250          --
                                                                 -----------    ----------
CASH, END OF PERIOD                                              $ 2,144,827    $     --
                                                                 ===========    ==========

                                                                         PaGE 5.

                    SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 1 -- DESCRIPTION OF COMPANY AND NATURE OF OPERATIONS:

          On December 29, 1999 Sick-Bay.Com, Inc., a Delaware corporation ("Sick-Bay Delaware") entered into a Reorganization Agreement (the "Agreement") with Xetal, Inc., a Utah corporation ("Xetal"). After the Reorganization, the Company owned the Internet medical portal business of Sick-Bay Delaware and changed its name to Sickbay.com, Inc. ("Sickbay"). Also, pursuant to the Agreement, Xetal spun off all of its prior business operations by a one-for-one restricted stock dividend of APO Health, Inc. ("APO") to the then existing shareholders of Xetal. Prior to the spin-off, Xetal, the parent Company, had been inactive and all of the operations had been maintained in wholly owned operating subsidiaries. Thus, the spin-off left the publicly owned entity without any remaining assets or business. Pursuant to the Agreement, the shareholders of Xetal also retained their shares in the Company, while the shareholders of Sick-Bay Delaware received 19,600,000 shares of the Company representing over 96.4% of the Company's Common Stock (the "Reorganization"). In addition, the Company reserved 3,050,000 shares of the Company's common stock for issuance to certain warrant holders. As part of the tax-free reorganization, the board of directors of Sick-Bay approved a plan of liquidation and dissolution. Accordingly, Sick-Bay distributed the shares received ratably to its shareholders in exchange for and complete cancellation and retirement of all its issued and outstanding capital stock.

          The acquisition was accounted for by the purchase method under business combinations and treated as a reverse acquisition. Such transaction treats the acquisition as if Sick-Bay acquired the Company and reflects the fair market value of the Company's net assets at the date of acquisition. In January 2000, the Company changed its name to Sickbay.com, Inc. In July 2000, subsequent to the acquisition described in Note 3, the Company changed its name to Sickbay Health Media, Inc., to better represent its business model and product offerings.

          Sick-Bay was in the development stage since formation on February 24, 1999. Operations were primarily devoted to raising capital, obtaining financing, advertising and administrative functions. Effective March 31, 2000, with the acquisition of Healthline Publishing, Inc. ("Healthline") and Health Publishing, Inc., ("HPI"), the Company is considered an operating entity. See also Note 3.

          In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of June 30, 2000 and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999.

          The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its 1999 Annual Report on Form 10-K and its March 2000 Quarterly Report on Form 10-Q, which reports are incorporated herein by reference. Specific reference is made to these reports for a description of the Company's securities and the notes to consolidated financial statements.


                                                                         Page 6.

                    SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 2 -- LOSS PER COMMON SHARE:

          Loss per common share for the three and six month periods were calculated by dividing net loss for the period by the weighted average number of shares outstanding for the periods ended June 30, 2000 and 1999.

NOTE 3 -- BUSINESS COMBINATIONS:

          On February 23, 2000, the Company acquired all of the assets of the internet business known and operated as NetSweat.Com, ("NetSweat"). NetSweat serves as a directory of fitness, sports and nutrition sites on the internet. The total purchase price of $130,000 was paid with $50,000 in cash and 5,333 shares of the Company's common stock. In addition, the Company granted the sellers the option to acquire an aggregate of 10,000 shares which option is exercisable until August 23, 2001, subject to extension under certain circumstances.

          On March 31, 2000, the Company acquired all the assets of Healthline and HPI (see Note 1), both of which publish health related magazines. The purchase price for both companies was $2,500,000, in which $750,000 is to be paid in cash and $1,750,000 in common stock of the Company. The agreement calls for 50% of the shares to be issued at closing, 25% to be issued on the first anniversary and the remaining 25% to be issued on the second anniversary of the closing. At June 30, 2000, the Company's obligation for the Healthline and HPI acquisitions was One Million Two Hundred Fifty Thousand ($1,250,000) Dollars of which Three Hundred Seventy Five Thousand ($375,000) Dollars was paid in cash in July, 2000, and the balance Eight Hundred Seventy Five Thousand ($875,000) Dollars is payable in Shares to be issued one half (1/2) March 31, 2001, and one half (1/2) on March 31, 2001.

NOTE 4 -- FINANCING ARRANGEMENT

          The Company entered into agreements with an investment banking/internet focused consulting firm to provide the Company with financial and marketing assistance and legal and securities guidance. The firm has also agreed to invest a minimum of $5,000,000 with the Company for 5,000,000 shares of the Company's common stock. Through June 30, 2000, this firm had invested $4,345,000 (which amount includes $2,025,000 received by the Company as good funds on July 5,
          2000). The Company entered into an Amending Agreement with this firm on July 14, 2000.


                                                                         Page 7.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GENERAL:

Sickbay Health Media, Inc., is a leading integrated health media company with products especially designed for the Internet, publishing, syndication and multi-media venues. Sickbay's divisions include Sickbay Net, Sickbay Publishing, Sickbay Productions and Sickbay Syndications. Each division contributes substantially to the broad media model that makes Sickbay a leader of original integrated health media which offers original, authoritative and trusted health information to both consumers and businesses. Sickbay currently employs 22 people.

Sickbay Internet develops and manages the Company's Internet products that include Sickbay.com-a comprehensive health portal, Healthline.com-an authoritative professional health content site, and Netsweat.com-the Internet's most popular health, fitness and nutrition destination.

Sickbay Publishing develops and produces nationally recognized consumer and professional health publications including Sickbay Today-a monthly consumer-focused publication, Skincare Today-a professional semi-annual publication concentrating on dermatology, beauty and anti-aging, and Allergy and Asthma-a semi-annual publication focusing on pulmonology, cardiology and allergy.

Sickbay Productions creates, manages and produces radio, video and multi-media productions. These productions include The Heart Show-a popular one hour talk radio show, The Medicine Cabinet-a call in talk radio show, Cosmetically Speaking, Anti-Aging and Ancient Healing Techniques, which contain proprietary print content for magazines and newspapers, and Healthbeat(R)-a 90-second, made-for-TV, news filler on various conditions, diseases and medications.

Sickbay Syndications packages all of the Company's media products for resale and syndication to various media and health information aggregators including broadcast networks and print producers.

Prior to March 31, 2000, the Company was a development stage Company, since its formation on February 24, 1999 and focused its activities on raising capital, obtaining financing, and establishing affiliations and other business relationships designed and intended to facilitate the Company's planned business activities. Effective March 31, 2000, with the acquisition of Healthline Publishing, Inc. ("Healthline") and Health Publishing, Inc. ("HPI"), the Company is considered an operating entity.

The Company's acquisition of Netsweat.com contributes to the expanded offerings of the Company's website and includes additional fitness and nutrition information. The Netsweat.com acquisition accounts for strategic key word placement in the most popular search engines. These key words drive a significant amount of traffic to the Company's website.

The acquisitions of Healthline and HPI contribute to the Company's strategic initiative to deliver quality-trusted content to an offline community that represents a substantial portion of all health consumers seeking health information. During the initial period of ownership of the Healthline entities, the Company has substantially expanded the magazine distribution and has made arrangements to further expand distribution to include additional pharmacies and major airlines. More recently, the Company has initiated a content resale program that the Company believes will contribute to its diversified revenue business formula.

The Company is structuring itself as an on-line and off-line provider of health information, and has positioned itself to be both an on-line and off-line supplier of healthcare and related products and services for both the healthcare professional and the informed healthcare consumer. As the Company introduces new services for both consumers and healthcare providers, it anticipates significant and imminent growth in revenues.

The Company is a successor to Xetal Inc. ("Xetal"). As a consequence of a tax reorganization consummated on December 29, 1999. Prior to, and in connection with, such transaction, Xetal spun off its operating subsidiaries to the shareholders of Xetal prior to the acquisition of all of the assets, business, and properties of the Company.

                                                                         Page 8.

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

Plan of Operation/Capital Requirements:

The Company is currently generating revenues from advertising at its website; from commissions earned on the sale of health related products by e-Commerce, on-line providers which are accessed through the Sickbay portal and from affiliate partner programs that entitle Sickbay to a percentage of fees collected by visitors to its website. The Company's marketing and sales initiatives only commenced during the first quarter of 2000. The Company anticipates additional revenues to be derived from the magazine business including both off-line and on-line advertising, subscriptions and sponsorships. The Company also expects revenues from prepackage content and advertising combinations for third-party usage. The Company intends utilizes technologically advanced multi-media presentations on its website, and to provide advertisers with the opportunity to showcase their products in connection with presentations related to the subject matter thereof.

On February 23, 2000, the Company acquired all of the assets of the internet business known and operated as NetSweat.Com, ("NetSweat"). NetSweat serves as a directory of fitness, sports and nutrition sites on the internet. The total purchase price of $130,000 was paid with $50,000 in cash and 5,333 shares of the Company's common stock. In addition, the Company granted the sellers the option to acquire an aggregate of 10,000 shares which option is exercisable until August 23, 2001, subject to extension under certain circumstances.

On March 31, 2000, the Company acquired all the assets of Healthline Publishing, Inc. ("Healthline") and Health Publishing, Inc., ("HPI"), both of which publish health related magazines. The purchase price for both companies was $2,500,000, in which $750,000 is to be paid in cash and $1,750,000 in common stock of the Company. The agreement calls for 50% of the shares to be issued at closing, 25% to be issued on the first anniversary and the remaining 25% to be issued on the second anniversary of the closing. At June 30, 2000, the Company's obligation for the acquisition is $1,250,000, of which $375,000 was paid in cash in July 2000.

The Company is examining other similar transactions to leverage the growth of its revenue producing assets through the popularity of its website.

The Company has received capital infusions pursuant to agreements entered into with First Frontier Holdings, Inc. ("FFH"), whereby FFH has committed to invest an aggregate of $5,000,000 in exchange for 5,000,000 shares of Company common stock. To date, FFH has invested an aggregate of $4,345,000 of its commitment. The agreements also call for substantial continuing services from FFH to the Company in the nature of strategic planning; legal consultation; technical support for future acquisitions; due diligence assistance; merger and acquisition consultation; and related matters. FFH also has an option to acquire an additional 4,000,000 shares of Company common stock at $4.00 per share and is also the holder of 500,000 Convertible Preferred Shares (convertible share for share into Common Stock) acquired by it at $.50 per Share prior to the combination with Xetal.

It is anticipated that with the money provided and promised by FFH, the Company will have adequate resources to conduct its operations as planned for at least the next twelve months.


                                                                         Page 9.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

               None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

               None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4: SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

               None

ITEM 5: OTHER INFORMATION

               None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits
                    Exhibit 27 - Financial Data Schedule

               (b) Reports on Form 8-K
                    During the quarter ended June 30, 2000, the Company filed no reports on Form 8-K. On July 25, 2000, the Company filed a report on Form 8-K relating to (i) a change of auditors; and
                    (ii) an Amending Agreement relating to the investment by FFH in the Common Stock of the Company.


                                                                        Page 10.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SICKBAY HEALTH MEDIA, INC.
                                            ------------------------------------
                                            (Registrant)


                                            /s/ MARK BASILE
                                            ------------------------------------
Date: August 14, 2000                           Mark Basile, Chairman


                                            /s/ ALLEN MOTOLA
                                            ------------------------------------
Date: August 14, 2000                       Dr. Allen Motola, President


                                                                        Page 11.