Form 10-Q
period 2000-09-30
SICKBAY HEALTH MEDIA INC
filed 2000-11-15
CIK 1012464

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

Yes  X    No
   ------    --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                  CLASS                         OUTSTANDING AT OCTOBER 25, 2000
----------------------------------------        -------------------------------
Common Stock, par value $0.001 per share               25,712,262 Shares


================================================================================

                           SICKBAY HEALTH MEDIA, INC.

                                    - INDEX -

                                                                         PAGE(S)
                                                                         -------

PART I. Financial Information:

ITEM 1. Consolidated Financial Statements

        Condensed Balance Sheets - September 30, 2000 (Unaudited)
        and December 31, 1999                                              3.

        Condensed Statements of Operations (Unaudited) -
        Three and Nine Months Ended September 30, 2000 and 1999            4.

        Condensed Statements of Cash Flows (Unaudited) -
        Nine Months Ended September 30, 2000 and 1999                      5.

        Notes to Interim Condensed Financial Statements (Unaudited)        6.

ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Plan of Operations                                         8.

PART II. Other Information                                                11.

SIGNATURES                                                                12.

EXHIBITS: Exhibit 27 - Financial Data Schedule


                                                                         Page 2.

PART I. FINANCIAL INFORMATION:

ITEM I. FINANCIAL STATEMENTS:

                    SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    - ASSETS -
                                                                                         September 30,     December 31,
                                                                                             2000              1999
                                                                                         -------------     ------------
                                                                                          (UNAUDITED)
CURRENT ASSETS:
        Cash                                                                             $  540,277          $  117,250
        Accounts receivable                                                               1,240,002                --
        Loans to stockholders                                                                  --                 9,223
        Prepaid expenses                                                                     64,200               8,252
                                                                                         ----------          ----------
TOTAL CURRENT ASSETS                                                                      1,844,479             134,725
                                                                                         ----------          ----------
PROPERTY AND EQUIPMENT - NET                                                                252,832              36,547
                                                                                         ----------          ----------
OTHER ASSETS:
        Intangible assets - net                                                           2,518,831             233,728
        Security deposit                                                                     23,778              16,161
                                                                                         ----------          ----------
                                                                                          2,542,609             249,889
                                                                                         ----------          ----------
                                                                                         $4,639,920          $  421,161
                                                                                         ===========         ==========

                                     - LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
        Accounts payable and accrued expenses                                            $  376,653          $   34,330
        Due to seller                                                                       437,500                 --
                                                                                         ----------          ----------
TOTAL CURRENT LIABILITIES                                                                   814,153              34,330
                                                                                         ----------          ----------
LONG-TERM LIABILITIES                                                                       437,500                 --
                                                                                         ----------          ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
        Preferred stock, $.01; 20,000,000 shares authorized, 500,000
            shares issued and outstanding                                                     5,000               5,000
        Common stock, par value $.001;  authorized 50,000,000 shares;
           25,371,728 and 20,498,263 issued and
           outstanding in 2000 and 1999, respectively                                        25,372              20,498
        Additional paid-in capital                                                        5,899,617             701,207
        Accumulated deficit                                                              (2,541,722)           (339,694)
        Treasury stock, par value, 180,000 shares                                              --                  (180)
                                                                                         ----------          ----------
                                                                                          3,388,267             386,831
                                                                                         ----------          ----------
                                                                                         $4,639,920          $  421,161
                                                                                         ==========          ==========



            See notes to condensed consolidated financial statements.

                                                                        Page 3.

                    SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    ----------------------------          ------------------------
                                                                       2000              1999                  2000      1999
                                                                    ------------     -----------          -----------  -----------
REVENUES                                                            $ 1,004,696      $     --             $ 1,758,863   $     --
                                                                    -----------      -----------         -----------    ----------
EXPENSES (INCOME):
    Production, content and product development                         439,486            --                 567,207         --
    Sales and marketing                                                 343,176            --               1,866,381         --
    General and administrative                                          557,683            --               1,531,754         --
    Interest income                                                      (4,444)           --                  (4,451)        --
                                                                    -----------      -----------         -----------     ----------
TOTAL OPERATING EXPENSES                                              1,335,901            --               3,960,891         --
                                                                    -----------      -----------         -----------    ----------
NET LOSS                                                            $  (331,205)     $     --             $(2,202,028)  $     --
                                                                    ===========      ===========         ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE:
Basic and fully diluted                                             $      (.01)     $     --             $      (.09)  $     --
                                                                    ===========      ===========         ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                  24,659,229       20,498,263          23,213,643     20,498,263
                                                                    ===========      ===========         ===========    ===========




            See notes to condensed consolidated financial statements.

                                                                         Page 4.

                    SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     ----------------------------
                                                                        2000              1999
                                                                     -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(2,202,028)       $  --
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and amortization                                        164,258           --
  Changes in operating assets and liabilities:
    Accounts receivable                                               (1,240,002)          --
    Prepaid expenses                                                     (55,948)          --
    Accounts payable and accrued expenses                                378,925           --
CASH FLOWS USED BY OPERATING ACTIVITIES                               (2,954,795)          --
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                 (250,403)          --
   Acquisition of intangibles                                           (891,256)          --
   Receipt of stockholders' loans                                          9,223           --
   Payment of security deposit                                            (7,617)          --
CASH FLOWS USED BY INVESTING ACTIVITIES                               (1,140,053)          --
                                                                     ------------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                               4,517,875            --
                                                                     -----------        --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                            4,517,875            --
NET INCREASE IN CASH                                                     423,027            --
CASH, BEGINNING OF YEAR                                                  117,250            --
                                                                     -----------        --------
CASH, END OF PERIOD                                                  $   540,277        $   --
                                                                     ===========        ========






                                                                         Page 5.

                    SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF COMPANY AND NATURE OF OPERATIONS:

         On December 29, 1999 Sick-Bay.Com, Inc., a Delaware corporation ("Sick-Bay Delaware") entered into a Reorganization Agreement (the "Agreement") with Xetal, Inc., a Utah corporation ("Xetal"). After the Reorganization, the Company owned the Internet medical portal business of Sick-Bay Delaware and changed its name to Sickbay.com, Inc. ("Sickbay"). Also, pursuant to the Agreement, Xetal spun off all of its prior business operations by a one-for-one restricted stock dividend of APO Health, Inc. ("APO") to the then existing shareholders of Xetal. Prior to the spin-off, Xetal, the parent Company, had been inactive and all of the operations had been maintained in wholly owned operating subsidiaries. Thus, the spin-off left the publicly owned entity without any remaining assets or business. Pursuant to the Agreement, the shareholders of Xetal also retained their shares in the Company, while the shareholders of Sick-Bay Delaware received 19,600,000 shares of the Company representing over 95% of the Company's Common Stock (the "Reorganization"). In addition, the Company reserved 3,050,000 shares of the Company's common stock for issuance to certain warrant holders. As part of the tax-free reorganization, the board of directors of Sick-Bay approved a plan of liquidation and dissolution. Accordingly, Sick-Bay distributed the shares received ratably to its shareholders in exchange for and complete cancellation and retirement of all its issued and outstanding capital stock.

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

         In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of September 30, 2000 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its 1999 Annual Report on Form 10-K and its March and June 2000 Quarterly Reports on Form 10-Q, which reports are incorporated herein by reference. Specific reference is made to these reports for a description of the Company's securities and the notes to consolidated financial statements.




                                                                        Page 6.

                    SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 2 - LOSS PER COMMON SHARE:

         Loss per common share for the three and nine month periods were calculated by dividing net loss for the period by the weighted average number of shares outstanding for the periods ended September 30, 2000 and 1999.

NOTE 3 - BUSINESS COMBINATIONS:

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

         On March 31, 2000, the Company acquired all the assets of Healthline and HPI (see Note 1), both of which publish health related magazines. The purchase price for both companies was $2,500,000, in which $750,000 is to be paid in cash and $1,750,000 in common stock of the Company. The agreement calls for 50% of the shares to be issued at closing, 25% to be issued on the first anniversary and the remaining 25% to be issued on the second anniversary of the closing. At September 30, 2000, the Company's obligation for the acquisition is $875,000, which amount is payable in Company common stock.

NOTE 4 - FINANCING ARRANGEMENT:

         The Company entered into agreements with an investment banking/internet focused consulting firm to provide the Company with financial and marketing assistance and legal and securities guidance. The firm has also agreed to invest a minimum of $5,000,000 with the Company for 5,000,000 shares of the Company's common stock. Through September 30, 2000, this firm has already invested $4,345,000.

NOTE 5 - SUBSEQUENT EVENT:

         On October 27, 2000, subsequent to the balance sheet date, the Company signed a letter of intent to acquire all of the assets and assume all of the liabilities of North Vermont 12, LLC, a company that specializes in web and multi-media engineering. The proposed purchase price for North Vermont 12, LLC is 500,000 shares of company common stock, valued at $.75 per share.




                                                                         Page 7.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GENERAL:

Sickbay Health Media, Inc., is a leading integrated health media company with products especially designed for the Internet, publishing, syndication and multi-media venues. Sickbay's divisions include Sickbay Net, Sickbay Publications, Health Publishing, Sickbay Productions and Sickbay Syndications. Each division contributes to the broad media model which permits Sickbay to be a leading provider of original integrated health media, offering original, authoritative and trusted health information to both consumers and businesses.

Sickbay Internet develops and manages the Company's Internet products that include Sickbay.com-a comprehensive health portal, Healthline.com-an authoritative professional health content site, and Netsweat.com, one of the most popular health, fitness and nutrition destination on the Internet.

Health Publishing develops and produces nationally recognized consumer and professional health publications including Healthline-a monthly consumer-focused publication, Skincare Today-a professional semi-annual publication concentrating on dermatology, beauty and anti-aging, and Allergy and Asthma-a semi-annual publication focusing on pulmonology, cardiology and allergy.

Sickbay Productions creates, manages and produces radio, print, video and multi-media productions. These productions include The Heart Show-a popular one hour talk radio show, The Medicine Cabinet-a call in talk radio show, Cosmetically Speaking, Anti-Aging and Ancient Healing Techniques, which contain proprietary print content for magazines and newspapers, and Healthline-a 90-second, made-for-TV, news filler on various conditions, diseases and medications.

Sickbay Syndications packages all of the Company's media products for resale and syndication to various media and health information aggregators including broadcast networks and print producers.

The acquisitions of Healthline and HPI contribute to the Company's strategic initiative to deliver quality-trusted content to an offline community that represents almost 70% of all health consumers and providers that are not on line. During the initial period of ownership of the Healthline entities, the Company has substantially expanded the magazine distribution and has made arrangements to further expand distribution to include additional pharmacies and major airlines. More recently, the Company has initiated a content resale program that the Company believes will contribute to its diversified revenue business formula. The Company is currently going to a subscription base for certain of its publications. The Company also started to produce health related media for third parties.

The Company is structuring itself as an on-line provider of multi-media health information, while seeking to position itself to be both an on-line and off-line supplier of healthcare and related products and services for both the healthcare professional and the informed healthcare consumer. The Company also produces print, broadcast and Internet media for third parties. As the Company is able to introduce new and expanded services for both consumers and healthcare providers, it anticipates significant growth in revenues in the near term.

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


                                                                         Page 8.

RESULTS OF OPERATIONS:

Because the Company was a development stage company prior to March 31, 2000, no comparison is provided with respect to the Company's results of operations in the current quarter as against the corresponding period in the prior year. During the quarter ended September 30, 2000, the Company realized revenues of in excess of One Million Dollars ($1,004,696) for the first time. A substantial fraction of such revenues ($750,000) were received from a single customer for media production services. The Company incurred a loss of $331,205 (($.01) per Share) during the quarter as against a loss of $2,202,028 (($.09) per share) for the nine months ended September 30, 2000.

The Company is seeking to carefully conserve its cash resources. During the nine months ended September 30, 2000, the Company's cash position increased by $423,027 to $540,277, after cash expenditures attributable to operating activities ($2,954,795) and investing activities ($1,140,053). The Company received cash from the sale of Common Stock to FFH and from the exercise of Warrants by certain Warrant Holders, net of the cash cost of redemptions of Warrants. The exercise and redemption removed a 3,000,000 Share Warrant overhang. The Warrants were previously exercisable at Sixty ($.60) Cents per Share.

PLAN OF OPERATION/CAPITAL REQUIREMENTS:

The Company is currently generating revenues from advertising at its website; from commissions earned on ad placement and on the sale of health related products by e-Commerce, on-line providers which are accessed through the Sickbay portal and from affiliate partner programs that entitle Sickbay to a percentage of fees collected by visitors to its website. During the current quarter, the Company also earned $750,000 from a single customer for media production services. The Company's marketing and sales initiatives only commenced during the second quarter of 2000. The Company anticipates additional revenues to be derived from the magazine business including both off-line and on-line advertising, subscriptions and sponsorships. The Company also expects to produce content and media combinations for third-party usage. The Company utilizes technologically advanced multi-media presentations on its website, and to provide advertisers with the opportunity to showcase their products in connection with presentations related to the subject matter thereof. The Company also produces multi-media for third parties.

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

On March 31, 2000, the Company acquired all the assets of Healthline Publishing, Inc. ("Healthline") and Health Publishing, Inc., ("HPI"), both of which publish health related magazines. The aggregate purchase price for both companies was $2,500,000, in which $750,000 was paid in cash and $1,750,000 in common stock of the Company. The agreement calls for 50% of the shares to be issued at closing, 25% to be issued on the first anniversary and the remaining 25% to be issued on the second anniversary of the closing. At September 30, 2000, the Company's obligation for the acquisition is at $875,000, which amount is payable in Company common stock only.

On October 27, 2000, subsequent to the balance sheet date, the Company signed a letter of intent to acquire all of the assets and assume all of the liabilities of North Vermont 12, LLC, a company that specializes in web and multi-media engineering. The proposed purchase price is 500,000 shares of company stock, valued at $.75 per share, payable on closing.

The Company is examining other similar transactions to leverage the growth of its revenue producing assets through the popularity of its website and publications.

The Company has received capital infusions pursuant to agreements entered into with First Frontier Holdings, Inc. ("FFH"), whereby FFH has committed to invest an aggregate of $5,000,000 in exchange for 5,000,000 shares of


                                                                         Page 9.

Company common stock. Through September 30, 2000, FFH has invested an aggregate of $4,345,000 of its commitment. The agreements also call for substantial continuing services from FFH to the Company in the nature of strategic planning; legal consultation; technical support for future acquisitions; due diligence assistance; merger and acquisition consultation; and related matters. FFH also has an option to acquire an additional 4,000,000 shares of Company common stock at $4.00 per share and is also the holder of 500,000 Convertible Preferred Shares (convertible share for share into Common Stock) acquired by it at $.50 per share prior to the combination with Xetal. FFH has recently introduced the Company to Third Dimension Capital, Inc. Third Dimension has expressed interest in providing additional equity capital to the Company on terms anticipated to be acceptable to the Company.

It is anticipated that with the money provided by FFH, future commitments by FFH, and anticipated commitments from certain additional parties as discussed above, together with operating revenues, the Company will have adequate resources to conduct its operations as planned for at least the next twelve months.


                                                                        Page 10.

PART II

OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The Company has been threatened with certain claims, including claims of former employees, against whom the Company believes it may have counterclaims. Although the aggregate amount of such claims may be significant in relation to the Company's current cash position, the Company does not anticipate that the results of such matters, individually or in the aggregate, will have any material adverse impact on the Company or its future business operations.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4: SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

        None

ITEM 5: OTHER INFORMATION

        None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              None

                                                                        Page 11.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SICKBAY HEALTH MEDIA, INC.
                                         ---------------------------------------
                                         Registrant)


                                         /s/ MARK BASILE
                                         ---------------------------------------
Date: November 13, 2000                  Mark Basile, Chairman


                                         /s/ ALLEN MOTOLA
                                         ---------------------------------------
Date: November 13, 2000                  Dr. Allen Motola, President


                                                                        Page 12.