Form 10KSB
period 2000-12-31
SICKBAY HEALTH MEDIA INC
filed 2001-04-16
CIK 1012464

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________

                        Commission file number 333-20525
                                               ---------

     SICKBAY HEALTH MEDIA, INC. (FORMERLY KNOWN AS SICKBAY.COM, INC.)(SKBY)
     ----------------------------------------------------------------------

        (Exact name of Small Business Issuer as specified in its charter)


                     Utah                                        22-2223126
                  ----------                                   ------------
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

                                 (516) 694-0400
                                 --------------
               (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None.

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 per Share
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark, whether the registrant (1) has filed all reports required to be field by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No    .
                                      ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendments to this Form 10KSB. [ ]

     State issuer's revenues for its most recent fiscal year $1,525,146.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of April 12, 2001, amounted to $2,053,065.

The number of shares outstanding of each of the registrant's classes of common stock as of April 12, 2001 was 26,712,262 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

                                INTRODUCTORY NOTE

The Registrant, Sickbay Health Media, Inc. (herein the "Company" or "Sickbay") realized revenues of $1,525,146, and incurred an operating loss of $8,865,438, before provision for Income Tax for the year ended December 31, 2000. As of December 31, 2000, the Company had a working capital deficiency of $1,017,700 and a net worth deficiency of $652,890 and essentially no current cash. The Company's audited financial statements as of and for the fiscal year ended December 31, 2000 are qualified by a "going concern" qualification. The Company's ability to realize a major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. There is substantial doubt as to the Company's ability to continue as a "going concern".

The Company is filing this Annual Report as a "Small Business Issuer" in accordance with Reg. ss.228.10 (Item 10)(a)). The public float (aggregate market value of the Issuer's outstanding common equity held by non-affiliates) of the Registrant's securities as of March 27, 2000 was $2,053,065. The Registrant's revenues in its most recent fiscal year (see above) were $1,525,146 far below $25,000,000, and are expected to be below $25,000,000 in the current year. The Registrant is a U.S. Issuer; not an investment company; and not a subsidiary of any other entity.

                                    * * * * *

In 1999, Sick-Bay.Com, Inc., a Delaware corporation ("Sick-Bay Delaware") entered into a Reorganization Agreement (the "Xetal Agreement") with Xetal, Inc., a Utah corporation ("Xetal"). After the Xetal Agreement, the Company owned the Internet medical portal business of Sick-Bay Delaware, changed its name to Sickbay.com, Inc., and also changed its Cusip number and ticker symbol ("SKBY"). During 2000, the Company changed its corporate name again to Sickbay Health Media, Inc.

Pursuant to the Xetal Agreement, Xetal spun off all of its prior business operations by a one-for-one restricted stock dividend of APO Health, Inc. ("APO") to the then existing shareholder base of Xetal. Prior to the spin-off, Xetal, the parent Company, had been inactive and all of the operations had been maintained in wholly owned operating subsidiaries. Thus, the spin-off left the remaining publicly owned entity without any remaining assets or business, other then the development stage internet medical portal business of Sickbay.

Subsequent to the Xetal Agreement, the management of Sickbay became aware that on November 16, 1998, a Registration Statement on Form SB-2 (the "1998 Registration Statement") filed by Xetal was declared effective by the Securities and Exchange Commission. At the time of the filing, Xetal was a publicly-owned, Bulletin Board listed, non- reporting company. All of the operations of Xetal were conducted through subsidiary companies. The Registration Statement related to a proposed underwritten public offering of additional Common Stock of Xetal. The public offering was not consummated. No securities were sold by the Registrant pursuant thereto or otherwise. The Registrant had not previously filed a Form 8-A or otherwise commence its filing of periodic and other reports under the Securities Exchange Act of 1934 ("Exchange Act"). However, since the 1998 Xetal Registration Statement was not withdrawn, the Company may be deemed to have been required to file periodic and other reports under the Exchange Act of 1934. Accordingly, new management of the Registrant requested and received the cooperation of the former management and Linder & Linder, then the current auditers of the Registrant, in preparing and filing the Company's 10QSB's for the periods ended 12/31/98, 3/31/99 and 6/30/99, as well as a 10-K for the year ended 9/30/99. The Registrant filed a Form 8-K relative to all of the foregoing matters and the Registrant selected the new fiscal year of December 31, commencing with the fiscal year ended December 31, 1999, subsequently filed its Annual Report for such period, and quarterly reports for each of the quarterly periods ended March 31, June 30, and September 30, 2000 respectively.

                           SICKBAY HEALTH MEDIA, INC.
                           --------------------------
                      (FORMERLY KNOWN AS SICKBAY.COM, INC.)

                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2000


                                TABLE OF CONTENTS

                                                                        PAGE

PART I      Item 1      Description of Business

            Item 2      Description of Properties

            Item 3      Legal Proceedings

            Item 4      Submission of Matters to a Vote
                        Of Security Holders

PART II     Item 5      Market for Registrant's Common Equity
                        And Related Stockholder Matters

            Item 6      Management's Decision and Analysis
                        of Financial Condition and Results
                        of Operation

            Item 7      Financial Statements

            Item 8      Changes in and Disagreements with
                        Accountants on Accounting and
                        Financial Disclosure

PART III    Item 9      Directors, Executive Officers
                        Promoters and Control Persons;
                        Compliance with Section 16(a)
                        of the Exchange Act.

            Item 10     Executive Compensation

            Item 11     Security Ownership of certain
                        Beneficial Owners and Management

            Item 12     Certain relationships and
                        Related transactions

PART IV     Item 13     Exhibits, Financial Statement Schedules
                        And Reports on Form 8-K

                        (a) See Index to Exhibits, attached.

SIGNATURE PAGES

                                     PART I

ITEM 1            BUSINESS

HISTORY AND PRIOR BUSINESS

(See also "Introductory Note")

Sickbay Health Media, Inc. (herein "Sickbay" or the "Company") was previously known as Sickbay.com, Inc. and prior thereto as Xetal, Inc. The Company was incorporated in May, 1969 under the laws of the State of Utah.

Pre-Sickbay History

In 1994, the Company entered into an acquisition agreement with Xetal, Inc., a New York corporation, pursuant to which the stockholders of APO Health, Inc. acquired approximately 83% of the issued and outstanding capital stock of the Company in exchange for all of the capital stock of APO Health. As a result, APO Health became a wholly owned subsidiary of the Company. Under the corporate name "Xetal", APO Health and two subsequently acquired subsidiaries served as distributors, suppliers, and manufacturers of disposable medical products principally to dental, medical and veterinary professionals. The products distributed by Xetal included protective garments such as isolation gowns, face masks, and gauze, as well as other disposable items such as latex gloves, needles, syringes, health and beauty aids, and chemicals for infection control. The details of the business of APO Health are disclosed in the Company's 10-K for the fiscal year ended September 30, 1999. The shares of APO Health were distributed to the former shareholders of Xetal in a restricted stock distribution in 1999, in connection with the Company's acquisition of the business of Sickbay.

CURRENT BUSINESS OF THE COMPANY

Sickbay began its operations solely as a dot com provider of on-line health information and health related services, with emphasis on attracting to the Sickbay site health providers, specifically hospital professionals and para-professionals, medical offices, doctors, nurses and other providers to such entities and persons.

The Company's on-line site initially grew very rapidly in popularity. However, management soon recognized that even at the most popular of sites, a dependable stream of revenues could not be readily obtained or maintained. Sickbay made the decision to expand its media vehicles and services by acquiring established entities with products and services which were allied with its basic mission of being a provider of health information and related health services. As the year 2000 drew to a close, Sickbay was continuing its focus on health media, with a specific interest in wellness and fitness information and related services. At the same time, Sickbay expanded its on-line business interests by offering its web development know how and services to third parties. The Company currently operates the web development business, which was acquired in December of 2000; a business engaged in the wholesale marketing of FDA authorized nutritional supplements; the on-line health information websites; and health media (on-line/off-line) magazines.

The Registrant realized revenues of $1,525,146 for the year ended December 31, 2000, and incurred an operating loss of $8,865,436, before provision for Income Tax. As of December 31, 2000, the Company had a working capital deficiency of $1,017,700 and a net worth deficiency of $652,890 and essentially no current cash. The Company's audited financial statements as of and for the fiscal year ended December 31, 2000 are qualified by a "going concern" qualification. The Company's ability to realize a major portion of its assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. There is substantial doubt as to the Company's ability to continue as a "going concern".

                                    * * * * *

On a forward-looking basis, the Company anticipates only modestly increasing revenues from its existing sources of business, and also adding additional sources to the Company's revenue model. The prospective new sources of revenue include expanding the Company's wholesale offering of nutritional supplements, and using Sickbay's own brand of such supplements; extending nutritional supplement sales into a branded retail operation, utilizing the Company's on-line communities and separate off-line promotional technology. The Company also expects revenue growth through the development and implementation of its newly created affinity program called the "Healthy Life Card," which is intended to allow consumers to obtain discounts at various retail health outlets. Through the Healthy Life Card, and certain related activities under consideration, the Company intends to increase the number of its affiliates and to create and initiate co-marketing programs that permit Sickbay to increase brand awareness of both Sickbay and the Affiliate-entity partners connected to such programs.

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made with respect to the results of operations and businesses of the Company. Words such as "may," "should," "believe," "anticipate," "estimate," "expect," "intend," "plan," and similar expressions are intended to identify forward- looking statements. These forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's financial condition and results of operations. Factors that may cause actual results to differ materially from those discussed in such forward-looking statements include, among others, the following possibilities:
(i) fluctuations in foreign currency exchange rates; (ii) heightened competition, the entry of new competitors; (iii) the inability to carry out development plans or to do so without delays; (iv) loss of key executives; and
(v) general economic and business conditions. The Company does not intend to update these cautionary statements.

CONTINUING OPERATIONS

The Company's websites are free-access sites through which visitors can obtain health and fitness information, purchase certain healthcare related products and services, and access the Company's on-line magazines. In addition, visitors can submit questions to professional healthcare providers and establish secure on-line health profiles for themselves and their family members. The Company believes that it is successfully attracting a significant community of health professionals and health consumers/users to its site. In particular, the Company believes that its on-line graphic presentations are comfortable and easy for its Internet to use in order to obtain the information and secure the products and services, available on the site.

The Company uses technologically advanced multi-media presentations on its website, and provides advertisers with the opportunity to showcase their products in connection with presentations related to the subject matter. The Company continues to generate minimal revenues from the operation of its Internet sites.

  Acquired Businesses

NetSweat. On February 23, 2000, the Company acquired all of the assets of the Internet business known and operated as NetSweat.com ("NetSweat"). NetSweat serves as a directory of fitness, sports, and nutrition sites on the Internet. The Company paid $50,000 in cash and 5,618 Shares of the Company's Common
Stock, valued at $80,000 for the acquisition, and in addition granted each of two sellers the right to purchase an aggregate of 20,000 Shares of the Company's Common Stock at a price of $17.00 per Share. The Warrant is exercisable until August 23, 2001, subject to extension under certain circumstances.

NetSweat has been on the Internet since 1996, and during the year 2000 attracted approximately 10,000 unique users monthly. In addition, it maintains a top priority position with Internet keywords for fitness and nutrition search engines.

The NetSweat business has not been material to the business and operations of the Company as a whole. However, the company expects to be dedicating resources in the future to increase the offerings and awareness of the fitness aspect of health with regard to wellness and prevention. It is expected that the NetSweat.com site will be used to assist the Company in establishing a greater presence in the fitness area.

Healthline Publishing. On March 31, 2000, the Company acquired the business and assets of Healthline Publishing, Inc. and Health Publishing, Inc., two related California corporations (the "Healthline companies"). The Company paid the aggregate consideration of $2,500,000, of which amount $750,000 was paid in cash for the assets of Healthline Publishing, Inc., and the balance for both companies was paid solely in restricted common stock of the Company one half of which 79,848 shares were delivered at Closing to the Sellers. As of December 31, 2000, the Company's obligation for the acquisition remains at $875,000, which amount may be satisfied by the delivery of an additional 79,848 Shares of the Company's Common Stock.

The business of the Healthline companies is the publication of health-related magazines distributed through traditional channels. The Healthline companies had been in business for over 17 years, and have circulation of approximately 500,000 consumers and 200,000 physicians. These magazines had been published both monthly and semi-annually under the titles SkinCare Today, Allergy & Asthma, and Healthline magazine, among others.

Healthline magazine is a monthly consumer publication whose topics cover health, fitness, beauty, and nutrition. SkinCare Today and Allergy Asthma are topic-specific and reach physicians practicing in those particular areas on a semi-annual basis.

At the acquisition, Healthline companies owned in excess of 3,600 originally written articles dealing with a variety of health- related articles that had been previously unpublished. In addition to the pre-existing inventory, the Healthline companies had contractual arrangements with professional writers for approximately 25 articles per month in order to meet publishing demands. The Company uses the inventory of articles as well as the "new writes" in both the on-line and off-line publications.

At the time of acquisition, Healthline magazine was actually a newsletter with a small subscriber base of approximately 1,200. After acquisition, the magazine was refurbished with an improved layout design and an increase in both quantity and quality of its content. As of December 31, 2000 Healthline had a subscriber base of over 7,200, and was distributed to over 7,000 retail outlets, including major metropolitan airports, health clubs, doctors' offices, and pharmacies. Total circulation as of December, 2000 was 200,000. New issues of Healthline have not been published since December, 2000.

The Company has yet to print its two professional publications Skin Care Today and Allergy Asthma. The Company intends that both publications be re-designed and re-developed to incorporate more into the Company's current product offerings. These publications are advertising based semi-annual publications, and the Company hopes to re-launch its improved versions by end of second quarter 2001.

The revenues derived from the magazine business have been nominal to date. The Company is in the process of reorganizing the look, feel, distribution and circulation of its magazines. Management is seeking to re-launch the magazines in the near future. If re-launched, management anticipates revenues of its magazine businesses will increase modestly through both off-line and on-line advertising, subscriptions, and sponsorships. Sponsorships refers to the Company's combining advertising and content sections, where appropriate.

North Vermont 12. In December, 2000 Sickbay completed the acquisition of North Vermont 12, a high-end multimedia engineering and production company located in Burlington, Vermont. The company purchased North Vermont 12 for 500,000 shares of restricted common stock of the Company. The Company has re-established an office in Burlington, Vermont for the purpose of continuing the business of North Vermont 12. Operations continue in Burlington, Vermont as part of Sickbay's production division. NV12 engineers sophisticated back-end databases, can produce television/video segments, multimedia/animation engineering, and develop digital corporate and product marketing support materials. At the time of acquisition, North Vermont 12's clients included Orvis, and Ben & Jerry's. This multi-media engineering and production Company is currently producing a majority of the Company's revenues in 2001 to date.

FINANCINGS

On July 14, 2000, the Company finalized certain financing arrangements previously made with First Frontier Holdings, Inc. ("FFH"). FFH was, prior to such transaction, FFH was the owner of 500,000 Shares of the Company's Convertible Preferred Stock, and FFH continues to hold such Convertible Preferred Shares convertible into Common Stock on a 1:1 basis.

     The financing agreements provide for the purchase of equity securities of the Company by FFH ("Stock Purchase Agreement"), negotiated arrangements for the management and operation of the Company ("Stockholders' Agreement") and obligations for the registration of the Common Stock of the Company purchased and to- be-purchased by FFH (the "Registration Rights Agreement"). The method of codification of the foregoing agreements and arrangements was the execution of an Amending Agreement, dated July 14, 2000 (the "FFH Agreement").

The Stock Purchase

     (a) FFH has paid to the Company Four Million Three Hundred Forty-Five Thousand Dollars ($4,350,000) in cash and provided substantial services relating to the Company's Net Sweat, Health Publishing, Inc. and Healthline Publishing, Inc. acquisitions.

     (b) The Company has issued or authorized for issuance to FFH an aggregate of Four Million Three Hundred Forty-Five Thousand Shares (4,350,000) pursuant to the Agreements.

     (c) At the date of the Agreement, and as of December 31, 2000, in the opinion of management, FFH remained obligated to invest an additional Six Hundred and Fifty Thousand ($650,000) Dollars in cash for additional Shares of the Company's Common Stock. Upon such additional investment, the Company will authorize and issue Six Hundred and Fifty Thousand (650,000) additional restricted Shares or any such pro rata Shares to FFH. FFH has recently confirmed its agreement with respect to the balance $650,000 and has invested with the Company in the first quarter of 2001 in excess of $115,000. See BUSINESS:
Current Cash Sources.

     (d) FFH remains obligated to provide additional services to the Company. The services for a five year period ending March 2, 2005 include:

          (i) strategic planning for all phases of corporate growth;

          (ii) legal consultation for corporate positioning and Securities and Exchange Commission compliance;

          (iii) strategic financial planning for all phases of corporate growth;

          (iv) technical support relative to future acquisitions;

          (v) due diligence assistance for Company acquisitions;

          (vi) merger and acquisition consultation for short term acquisitions and long term exit strategies;

          (vii) consultation for retaining sureties and bonding services; (viii) strategic planning for selection and approval of public exchange venues;

          (ix) structure future financial instruments for capital expansion;

          (x) introduction and negotiations to key institutional clients for market support, analysis and rating; and

          (xi) introduction to international institutional clients, exchanges and foreign markets.

     (e) The parties have stipulated that the fair value of the services to be provided by FFH is Ten Million ($10,000,000) Dollars. However, in the event of termination of the services of FFH for cause, the maximum number of Shares which FFH may lose is One Million (1,000,000) (based upon market value or $10.00 per Share, whichever is higher). The Company has a right to renew FFH's services for one (1) additional year from March 2, 2005 to March 2, 2006, for the issuance of an additional One Million (1,000,000) Shares.

     (f) FFH had the further right and option to purchase up to an additional Four Million (4,000,000) Shares on or before September 15, 2000 at an additional purchase price of $4.00 per share. FFH did not exercise such option right.

The Stockholders' Agreement

     The Company's Stockholders' Agreement with FFH contains the following provisions:

     (a) The Board of Directors shall initially consist of five (5) Directors, one of whom shall be appointed by FFH. Two (2) additional Directors, Dr. Eric Donnenfeld and Mr. Glen Bilbo, have been recently added to the Board of Directors. Mr. Bilbo is the appointee of FFH, and Dr. Donnenfeld is unaffiliated with management, or FFH.

     (b) FFH has the right of first refusal on all subsequent financings by the Company for any placements of existing Stock or Warrants by the Company through March 2, 2005.

     (c) FFH has the right to participate in any transfer of Shares by a founder, with certain exceptions, and each founder shall have the right to participate in the transfer of any Shares by FFH.

     (d) Except as provided, the principal shareholders of the Company have agreed not to transfer any Shares until after the consummation of a Qualified Secondary Offering. "Qualified Secondary Offering" has been defined as an offering with gross proceeds to the Company of at least Ten Million ($10,000,000) Dollars reflecting a market value of the Company of at least Fifty Million ($50,000,000) Dollars prior thereto.

     (e) All Shares issued to FFH bear a legend restricting re-transfer and have been issued subject to the requirements of registration under the Securities Act of 1933, as amended.

The Registration Rights Agreement

     FFH has the right to demand a registration with respect to the securities held by it at any time not later than six (6) months following a Qualified Secondary Offering. In addition, if the Company proposes to register any of its Shares under the Securities Act for sale to the public, whether for its own account or the account of other security holders, it will be, under most circumstances, obligated to offer to FFH the right to include its Shares, or a portion thereof, in such registration. The usual conditions for registration, including cross-indemnification, have been included in the Agreement.

Current Cash Sources

During the year 2000, the Company had negotiations and discussions with FFH relating to the provision of additional funding to the Company. On December 20, 2000, the Company received a letter of intent from an affiliate of FFH promising the Company an additional Five Million Dollars ($5,000,000) in cash investments for equity and substantial additional services. Subsequently, the affiliate declined to go forward with the transactions contemplated by the Letter of Intent, FFH is currently in the process of completing its original funding arrangement with the Company. Since January 1, 2001, FFH has provided an additional One Hundred and Fifteen Thousand ($115,000) Dollars to the Company, and has made commitments to the Company to complete its funding agreement. The

Company anticipates receiving cash investments from FFH totaling an additional Five Hundred Thousand ($500,000) Dollars to the Company. The Company is dependent on FFH for such cash currently. FFH is also currently providing significant services to the Company in the form of strategic planning, merger and acquisitions advice and negotiations. The Company has no written commitment as to the date and timing of any additional fundings from FFH.

Burlington Capital Markets Relationship

On January 3, 2001, the Company entered into a new Investment Banking Agreement with Burlington Capital Markets to provide the Company with developing and providing both financial and business support. Through Burlington, the Company was introduced to, and eventually secured its engineering contract with New York Private Placement Exchange. In 2001, the Company issued to Burlington, pursuant to its Agreement, 500,000 shares of the Company's restricted common stock. Burlington has provided substantive leads with respect to the Company's web development business.

EMPLOYEES

As of December 31, 2000, the Company had fourteen (14) full-time (including two officers) employees and one (1) part-time employee. Eight (8) of the employees are located at the Company's executive offices in Melville, New York; Four (4) of the employees are based in its Burlington, Vermont web-development operation, and two (2) additional employees in Vermont engaged in the wholesale nutritional supplement business. The Company no longer maintains any office in California.

MARKETING & SALES

Management believes Sickbay has developed a highly favorable reputation in the eHealth industry for its unique capacity to provide an almost unlimited array of media services to the health community. In May of 2000, the Company was awarded first prize for its presentations at the Industry's eHealth Conference held in Las Vegas, Nevada. Sickbay's websites are marked as Free Membership sites that entitle community members discounts on services and products, which on-line affiliates can use to help reduce the cost of delivering such products and services.

As the year 2000 began, the development of such a community of allied on-line users was believed to be a significant potential asset, akin to having a bricks and mortar "store" in the most desirable geographic location. The Company spent several million dollars generating and improving its web site and web delivery techniques for the fast growing communities of Sickbay visitors who were accessing such site more and more frequently and for larger periods of time (in effect, creating more potential business traffic). Unfortunately, although the Company continues to be successful in establishing and maintaining a large community of healthcare related visitors to its websites, and to its on-line and off-line magazines, this business model has not produced results in accord with managements expectations. In general, Advertisers quickly soured on using such sites for on-line promotion of their products. So-called "banner" advertising, in which a provider of products or services could offer an on-line visitor to any site the ability to click-on to the provider's offering was, at the commencement of the year 2000, believed to be a significant source of future on-line revenue. Before the year was out, however, banner advertising was of limited consequence to the on-line industry in general, and was providing essentially no revenues to the Company whatsoever. Similarly, the Company's experiences with "affiliate" relationships in which providers offer a small share of revenues realized from the Company's on-line communities in exchange for free exposure of the provider's products to such communities similarly proved to be unrewarding. Further, the Company's share of such revenues proved to be insignificantly small, often only belatedly received, and difficult to account for relative to the affiliate with sufficient precision to make the process worthwhile.

By the 4th quarter of 2000, management believed it could "recreate" its on-line business around the expansive communities of users of both its on-line sites and the on-line/off-line Healthline magazine, by becoming a direct provider of products and services to such communities. It sought, and initially obtained, a letter of intent commitment from an affiliate of its principal financing source for Five Million ($5,000,000) Dollars of additional capital in a transaction through which such affiliate would offer additional valuable services. (See
Business: Financing) After further discussions, the affiliate refused to proceed with any additional financing. By the end of the year 2000, the Company was substantially out of capital, and exposed to significant risks of failure.

Since December of 2000, the Company has been, at least temporarily, able to regroup; to create revenues from new businesses; to acquire a web development company; and to start its wholesale nutritional supplement operation. The Company currently has other opportunities for expansion of its web development resources, moving into the direct-to-consumer aspects of the nutritional supplements, and becoming involved with a major wellness program with certain prominent and highly visible medical professionals. The Company's ability to achieve such transactions is highly dependent on additional capitalization, as to which there can be no assurance. See BUSINESS:
Current Cash Sources. A target market of Sickbay's marketing efforts will be directed towards products and services with emphasis on the wellness, fitness and nutrition healthcare, and consumers focused on that lifestyle.

By focusing such efforts on this particular niche, management hopes to achieve a continuing reputation as a quality healthcare media agency by both consumers and healthcare providers. Most of the competitors serving this niche now only serve specialized segments of this market and, in the opinion of management, as such do not offer the same comprehensive media services such as design, creative, branding, strategic placement, and deployment, offered by the Company. (See:
BUSINESS-Competition.) Management believes that revenues have been difficult to achieve in this market, partly because of the large, almost unlimited, number of dot com competitors which sprung up in 2000. Management is of the view, however, that as the number of competitors shrinks, the market share of surviving providers in its on-line sites will ultimately improve the Company's ability to generate revenues in all of its lines of business. The Company intends to continue to seek opportunities to become a direct provider of such products and services to its communities.

Sickbay will also pursue revenue generating strategic alliances with other providers of health products and services. Sickbay is specifically seeking strategic relationships with companies that have established smaller fragmented communities, developed clinical medical software systems, claims and billing applications, and appropriate hardware. Sickbay believes it can achieve revenues and margins through a distribution and integration advantage by partnering with other businesses that have already established themselves in the healthcare markets.

The healthcare market continues to expand at a rate and in excess of the rates of most other industries; major companies that already provide products are entrenched in the healthcare industry and have direct lines of communications to the end user. Sickbay believes that its creation of allied communities of users may offer it rewarding opportunities as a re-seller of products and services to such communities.

Sickbay will continue to reach beyond the Internet by offering the "Sickbay Healthy Life Card" and Sickbay's Healthline. Both of these vehicles will be used to extend the brand and marketing reach of the Company to the consumer/patient population. These two "branding" instruments are potentially important features for obtaining market penetration. The "Sickbay Healthy Life Card" is a plastic card (resembling a credit card) bearing the logo/brand of Sickbay Health Media and will be used, if implemented, by the holder to obtain discounts in numerous brick and mortar outlets. The card will be carried by members and used within the health industry in pharmacies, doctors' offices, etc. Sickbay's Healthline, the Company's on-line magazine provides the Company with the ability to promote and market its own products and services directly to consumers in hard copy magazine format. Through Healthline magazine alone, the Company can potentially reach over 200,000 readers with each issue. The Company seeks to use its magazines as media through which it gains exposure for an array of products and services. Advertisements will be created in-house, and opportunity costs for utilizing advertising space are offset by the increased opportunities for sales and revenues from large market exposure.

Sickbay's product and sales initiatives are intended to fit both the business-to-consumer model and business-to-business activities, where again Sickbay offers media services and products to healthcare-related companies at discounted prices.

Competition

In the opinion of management, there is no other health care information provider which offers the same comprehensive array of products and services which the Company is capable of offering to its focused community of users both on-line and off-line. However, there have been innumerable dot com entrants into the healthcare market, which have failed and/or been required to change their business direction. Further, many of the remaining healthcare sites are owned and operated by companies which have substantially greater assets and other resources than the Company presently does. Two of the largest, best known healthcare websites, OnHealth.com and WebMD.com, merged in 1999 and have an additional relationship with CNN. AOLHealth.com is the property of America Online, which has now merged with Time Warner. Sickbay currently has no relationship with either a major media company or any broadcast company. The Company may seek such a relationship in the future. However, there is no assurance that the Company will achieve any such relationship, and the Company may currently be disadvantaged competitively by the absence of a relationship with a major media company or any broadcast company.

Despite the absence of any affiliation with a major media or broadcast firm, the Company believes it has distinguished itself as a site that attracts a very large number of visitors and users with over 400,000 monthly users and 26.8 page views per unique user as of December 2000.

     The Company has also entered two new businesses, web development, and wholesale nutritional supplements. Both of such businesses are highly fragmented, with numerous competitors. The

Company has no significant market share in either area, and no assurance that it will be able to obtain or retain certain such market share. The Company believes that many of its competitors in each of web development and wholesale nutritional supplements may have substantially greater assets and other resources than the Company presently does.

Two of the Company's magazines, Allergy & Asthma and Skincare Today are clinical in nature - written by doctors for doctors - and thus competition is limited. Topics of the kind covered in Allergy & Asthma can be found in more general medical journals such as the JAMA or in specialized journals such as CHEST (published by the American College of Chest Physicians). Primary competition for Skincare Today is Dermatology Times, a monthly journal that covers topics of a clinical nature, along with topics on the business aspects of dermatology.

ITEM 2 PROPERTIES

The Company owns no real estate. The Company leases its executive and administrative offices at 510 Broadhollow Road, Suite 300, Melville, New York 11747. The lease is for a three-year term expiring November 2002.

The Company also leases additional space adjacent to its headquarter office, increasing by approximately fifty (50) percent its existing quarters. The term of this additional space coincides with the existing lease on the main office.

The Company leases a satellite office at which its Engineering division is located. The office is located at 180 College Street, Burlington, Vermont. The cost of this office is $1,500 per month, with a three-year lease.

The Company has a month to month lease in Burlington, Vermont for its wholesale nutritional supplements business.

In addition, the Company leases a 1,200 square foot office/apartment in Farmingdale, New York. This space was leased in order to reduce hotel costs for Burlington employees temporarily deployed at the Executive Offices in New York. The lease is for a one-year term at $2,000 per month.

ITEM 3 LEGAL PROCEEDINGS

In January 2001, the Company received a determination from the Labor Board for the State of California informing the Company that the State of California had determined that a former company employee is owed $3,500 for early termination, and assessing a $16,000 penalty against the company. While the Company has disputed this claim, and outside counsel to the Company in California has advised the Company that it has certain rights to litigate the Labor Board determination in a civil action, no such action has been filed to date.

The Company is also a defendant in a claim by Choice Personnel, claiming a commission owed based upon placement of an employee with the Company. The Company believes its maximum exposure on this claim is approximately $4,000.00.

The Company's il-liquid financial condition during the last quarter of 2000 and first quarter of 2001 has resulted in certain employee dislocations and vendor disputes. None of such matters have ripened into litigation, and, in the opinion of management, none are expected to do so, or to have a material adverse impact on the Company, in the event that any such dispute is litigated.

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF
          SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by the report.

The Company intends to hold an annual meeting of shareholders during June of 2001.

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

(a) Trading. The principal market on which the Company's Common Stock (the "Shares") is traded is the over-the-counter market on the NASD OTC Electronic "Bulletin Board". The Shares are traded under the symbol "SKBY" and previously during the periods shown on the table below under the symbol "XETX". The range of high and low bid quotations for each quarter within the last two years are shown below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.


QUARTER ENDED
(TRADED AS XETX)                           HIGH               LOW
--------------------------------------------------------------------------------
March 31, 1999                            $ .25             $ .18
--------------------------------------------------------------------------------
June 30, 1999                               .25               .18
--------------------------------------------------------------------------------
September 30, 1999                          .25               .18
--------------------------------------------------------------------------------
December 31, 1999
(XETX traded as SKBY
commencing on                              8.00              .125
12/29/99)
--------------------------------------------------------------------------------
QUARTER ENDED
(TRADED AS SKBY)
--------------------------------------------------------------------------------
March 31, 2000                            19.00              3.85
--------------------------------------------------------------------------------
June 30, 2000                             10.19              5.00
--------------------------------------------------------------------------------
September 30, 2000                         5.03               .78
--------------------------------------------------------------------------------
December 31, 2000                          2.03               .41
--------------------------------------------------------------------------------

(b) Holders. The number of record holders of record of the Company's Common Stock as of December 31, 2000 was approximately 270. The Company believes the number of beneficial owners of the Company's Common Stock is in excess of 350.

(c) Dividends. The Company has not paid or declared any cash dividends on its common stock since its inception, and by reason of its contemplated financial requirements, does not anticipate paying any cash dividends on its Common Stock at any time in the indefinite future.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS.

     During 2000, Sickbay went from a dot-com with two employees in one location to an integrated health media company with upwards of twenty-six employees in four locations. During this time several businesses within the sphere of health were either developed internally or acquired. As the Company's online audience began to grow, an opportunity presented itself in the form of an offline publication to, in essence, mirror the delivery of valuable health information. Having the two media platforms under one corporate sponsorship was believed to allow for maximization of the deployment and development of content.

     The Company's revenues improved from $-0- in 1999 to $1,525,146 in 2000. However, the Company's start-up costs have been significant, and threaten the continuity of the entity. The Company incurred $4,838,656 in general and administrative costs during 2000 as compared to $344,194 in 1999. The Company incurred $2,359,431 in sales and marketing costs in the year ended December 31, 2000 as compared to zero in the prior year. These costs exceeded the Company's total resources and cash availability, and at the end of the year, threatened the Company's continuity.

     The Company was required to substantially reduce its payroll, and entered into two new businesses for the purpose of being able to generate adequate current cash. The Company entered into the area of selling wholesale nutritional supplements as an additional form of revenue. The Company intends to ultimately utilize its online and offline magazine properties to market such products.

     The Company also acquired a web production house with capabilities well beyond those required for health clients and itself. The Company has realized meaningful revenues from several development projects for non-health entities such as entertainment and financial corporations. These contracts promise to make web development a principal source of continuing revenues for the Company.

     The Company's failure to attract adequate revenues to its online properties, including its magazine businesses, has resulted in a write down of the Company's good will to the extent of $2,435,470 in the year ended December 31, 2000. The Company had a loss before provision for income taxes of $8,865,438 in the year ended December 31, 2000 as against a loss of $339,694 in the prior year.

LIQUIDITY.

     As at December 31, 2000, the Company had a working capital deficiency of $1,017,700, and a net worth deficiency of $652,890. The Company had no cash on hand, and no assurances that it would be able to raise the additional cash required to continue operations. These conditions raised substantial doubt about the Company's ability to continue as a "going concern". During the first quarter of 2001, the Company has funded itself, in part, through its new operations in web development and wholesale nutritional supplements, through shareholder loans ($37,200) at December 31, 2000, and additional investments from its principal external investor. See BUSINESS: Financing, Current Cash Sources.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements as of December 31, 2000 are attached as pages F-1 through F-15 hereof.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                PAGE(S)
                                                                                                -------
Independent Auditors' Report - Successor Auditor                                                 F - 2

Independent Auditors' Report - Predecessor Auditor                                               F - 3

Balance Sheet as of December 31, 2000                                                            F - 4

Statements of Operations for the Year Ended December 31, 2000 and the Period
     February 24, 1999 (Inception) to December 31, 1999                                          F - 5

Statement of Shareholders' Deficit for the Period from Inception (February 24, 1999) to
     December 31, 2000                                                                           F - 6

Statements of Cash Flows for the Year Ended December 31, 2000 and the Period
     February 24, 1999 (Inception) to December 31, 1999                                          F - 7

Notes to Financial Statements                                                                    F - 8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Sickbay Health Media, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Sickbay Health Media, Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sickbay Health Media, Inc. and Subsidiary as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $8,865,438 during the year ended December 31, 2000, and, as of that date, had a working capital deficiency of $1,017,700 and a net worth deficiency of $652,890. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            -------------------------------
                                            LAZAR LEVINE & FELIX LLP

New York, New York
March 23, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Sickbay Health Media, Inc.
(formerly Sickbay.com, Inc. and Xetal, Inc.)
(a Development Stage Company)

We have audited the accompanying consolidated statements of operations and cash flows of Sickbay Health Media, Inc. (formerly Sickbay.com, Inc. and Xetal, Inc.) (a Development Stage Company) for the period February 24, 1999 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Sickbay Health Media, Inc. (formerly Sickbay.com, Inc. and Xetal, Inc.) (a Development Stage Company) for the period February 24, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.



                                             S/LINDER & LINDER
                                             ----------------------------
                                             Linder & Linder
                                             Certified Public Accountants


Dix Hills, NY
January 10, 2000

                           SICKBAY HEALTH MEDIA, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


                                   - ASSETS -
CURRENT ASSETS:
      Cash and cash equivalents                                                                     $       --
      Accounts receivable                                                                                6,000
      Prepaid expenses                                                                                  58,900
                                                                                                    ----------

TOTAL CURRENT ASSETS                                                                                    64,900

FIXED ASSETS -NET (NOTE 5)                                                                             268,188

OTHER ASSETS:
      Intangible assets, net (Note 6)                                          $    510,344
      Security deposits                                                              23,778            534,122
                                                                               ------------         ----------


                                                                                                    $  867,210
                                                                                                    ----------

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
      Bank overdraft                                                                                $    1,327
      Accounts payable                                                                                 585,900
      Accrued expenses and other liabilities                                                            20,673
      Loans payable - officers (Note 7)                                                                 37,200
      Due to seller (Note 3)                                                                           437,500
                                                                                                    ----------
TOTAL CURRENT LIABILITIES
                                                                                                     1,082,600

LONG-TERM LIABILITIES (NOTE 3)                                                                         437,500


COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 10)


SHAREHOLDERS' DEFICIT (NOTE 8):
      Preferred stock, no par value; 20,000,000 shares authorized; 500,000
        Series A 8% cumulative convertible shares issued and outstanding       $      5,000
      Common stock, par value $.001; authorized 50,000,000 shares;
        26,212,262 issued  and outstanding in 2000                                   26,212
      Additional paid-in capital                                                  8,521,030
      Accumulated deficit                                                        (9,205,132)          (652,890)
                                                                               ------------         ----------


                                                                                                    $  867,210
                                                                                                    ----------

                             See accompanying notes.

                           SICKBAY HEALTH MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
       THE PERIOD FROM INCEPTION (FEBRUARY 24, 1999) TO DECEMBER 31, 1999


                                                              2000            1999
                                                          ------------    ------------
REVENUES:                                                 $  1,525,146    $       --
                                                          ------------    ------------

COSTS AND EXPENSES (INCOME):
      Production, content and product development costs        761,997            --
      Sales and marketing costs                              2,359,431            --
      General and administrative expenses                    4,838,656         344,194
      Impairment of goodwill (Note 3e)                       2,435,470            --
      Interest and other income                                 (4,970)         (4,500)
                                                          ------------    ------------
                                                            10,390,584         339,694
                                                          ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                      (8,865,438)       (339,694)

      Provision (credit) for income taxes (Note 9)                --              --
                                                          ------------    ------------

NET LOSS                                                  $ (8,865,438)   $   (339,694)
                                                          ============    ============


BASIC/DILUTED LOSS PER COMMON SHARE (NOTE 3I)             $       (.39)   $       (.34)
                                                          ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  22,778,552         993,160
                                                          ============    ============

                             See accompanying notes.

                           SICKBAY HEALTH MEDIA, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
     FOR THE PERIOD FROM INCEPTION (FEBRUARY 24, 1999) TO DECEMBER 31, 2000


                                                        PREFERRED STOCK               COMMON STOCK          ADDITIONAL
                                                     ---------------------      ------------------------     PAID-IN
                                                      SHARES       AMOUNT         SHARES         AMOUNT      CAPITAL
                                                     --------     --------      ----------      --------   -----------
Sale of shares for cash and property                     --       $    --            1,500      $ 10,000    $     --
Stock split                                              --            --       17,998,500         8,000        (8,000)
Sale of shares of cash                                   --            --        1,000,000         1,000       191,650
Shares issued for consulting services                    --            --          500,000           500        84,500
Shares issued for trade name                             --            --          100,000           100        19,900
Shares issued for cash                                500,000       225,000           --            --            --
Conversion of equity due to reverse acquisition          --        (220,000)       898,263           898       413,157
Shares returned to treasury                              --            --             --            --            --
Net loss for year                                        --            --             --            --            --
                                                      -------     ---------    -----------      --------   -----------
BALANCE AT DECEMBER 31, 1999                          500,000         5,000     20,498,263        20,498       701,207
CANCELLATION OF TREASURY SHARES                          --            --             --            --            (180)
SHARES ISSUED IN CONNECTION WITH ACQUISITION OF
   ASSETS                                                --            --          585,466           586     1,454,414
COMPENSATORY SHARES                                      --            --          365,250           365     1,853,752
SALE OF COMMON STOCK                                     --            --        4,350,000         4,350     4,345,650
EXERCISE OF COMMON STOCK WARRANTS                        --            --          413,283           413       291,587
REDEMPTION OF COMMON STOCK WARRANTS                      --            --             --            --        (127,167)
IMPUTED INTEREST ON OFFICERS' LOANS                      --            --             --            --           1,767
NET LOSS FOR YEAR                                        --            --             --            --            --
                                                      -------     ---------    -----------      --------   -----------
BALANCE AT DECEMBER 31, 2000                          500,000     $   5,000     26,212,262      $ 26,212   $ 8,521,030
                                                      =======     =========    ===========      ========   ===========




                                                                                                  TOTAL
                                                                                              SHAREHOLDERS'
                                                  ACCUMULATED          TREASURY STOCK            EQUITY
                                                    DEFICIT          SHARES       AMOUNT        (DEFICIT)
                                                  -----------       --------    ----------     -----------
Sale of shares for cash and property              $      --             --      $      --      $    10,000
Stock split                                              --             --             --                0
Sale of shares of cash                                   --             --             --          192,650
Shares issued for consulting services                    --             --             --           85,000
Shares issued for trade name                             --             --             --           20,000
Shares issued for cash                                   --             --             --          225,000
Conversion of equity due to reverse acquisition          --             --             --          194,055
Shares returned to treasury                              --         (180,000)          (180)          (180)
Net loss for year                                    (339,694)          --             --         (339,694)
                                                  -----------       --------    -----------    -----------
BALANCE AT DECEMBER 31, 1999                         (339,694)      (180,000)          (180)       386,831
CANCELLATION OF TREASURY SHARES                          --          180,000            180           --
SHARES ISSUED IN CONNECTION WITH ACQUISITION OF
   ASSETS                                                --             --             --        1,455,000
COMPENSATORY SHARES                                      --             --             --        1,854,117
SALE OF COMMON STOCK                                     --             --             --        4,350,000
EXERCISE OF COMMON STOCK WARRANTS                        --             --             --          292,000
REDEMPTION OF COMMON STOCK WARRANTS                      --             --             --         (127,167)
IMPUTED INTEREST ON OFFICERS' LOANS                      --             --             --            1,767
NET LOSS FOR YEAR                                  (8,865,438)          --             --       (8,865,438)
                                                  -----------       --------    -----------    -----------
BALANCE AT DECEMBER 31, 2000                      $(9,205,132)          --      $      --      $  (652,890)
                                                  ===========       ========    ===========    ===========


                             See accompanying notes.

                      SICKBAY HEALTH MEDIA, INC. SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
       THE PERIOD FROM INCEPTION (FEBRUARY 24, 1999) TO DECEMBER 31, 1999

                                                                               2000           1999
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $(8,865,438)   $  (339,694)
    Adjustments to reconcile net income to net cash flows from operating activities:
        Impaired goodwill                                                    2,435,470           --
        Compensatory shares                                                  1,854,117         85,000
        Depreciation and amortization                                          467,289          1,968
        Imputed interest                                                         1,767           --
    Changes in assets and liabilities:
        Accounts receivable                                                     (6,000)          --
        Prepaid expenses                                                       (50,648)        (8,252)
        Bank overdraft                                                           1,327           --
        Account payable and accrued expenses                                   572,243         34,330
                                                                           -----------    -----------
CASH FLOWS USED BY OPERATING ACTIVITIES                                     (3,589,873)      (226,648)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (281,016)       (38,368)
    Acquisition of intangibles                                                    --          (20,000)
    Stockholders' loans                                                         46,423         (9,223)
    Payment of security deposit                                                 (7,617)       (16,161)
    Cash paid for net assets acquired                                         (800,000)          --
                                                                           -----------    -----------
CASH FLOWS USED BY INVESTING ACTIVITIES                                     (1,042,210)       (83,752)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock and warrant exercise                  4,642,000        202,650
    Redemption of warrants                                                    (127,167)          --
    Sale of preferred shares                                                      --          225,000
                                                                           -----------    -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                  4,514,833        427,650
                                                                           -----------    -----------

NET (DECREASE) INCREASE IN CASH                                               (117,250)       117,250

CASH, BEGINNING OF YEAR                                                        117,250           --
                                                                           -----------    -----------

CASH, END OF PERIOD                                                        $      --      $   117,250
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i)  Cash paid during the year:
           Interest                                                        $      --      $      --
           Taxes                                                                  --             --

                             See accompanying notes.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - DESCRIPTION OF COMPANY AND NATURE OF OPERATIONS:

     On December 29, 1999 Sick-Bay.Com, Inc., a Delaware corporation ("Sick-Bay Delaware") entered into a Reorganization Agreement (the "Agreement") with Xetal, Inc., a Utah corporation ("Xetal"). After the Reorganization, the Company owned the Internet medical portal business of Sick-Bay Delaware and changed its name to Sickbay.com, Inc. ("Sickbay"). Also, pursuant to the Agreement, Xetal spun off all of its prior business operations by a one-for-one restricted stock dividend of APO Health, Inc., ("APO") to the then existing shareholders of Xetal. Prior to the spin-off, Xetal, the parent Company, had been inactive and all of the operations had been maintained in wholly owned operating subsidiaries. Thus, the spin-off left the publicly owned entity without any remaining assets or business. Pursuant to the Agreement, the shareholders of Xetal also retained their shares in the Company, while the shareholder of Sick-Bay Delaware received 19,600,000 shares of the Company representing over 95% of the Company's Common Stock (the "Reorganization"). In addition, the Company reserved 3,050,000 shares of the Company's common stock for issuance to certain warrant holders. As part of the tax-free reorganization, the board of directors of Sick-Bay approved a plan of liquidation and dissolution. Accordingly, Sick-Bay distributed the shares received ratably to its shareholders in exchange for and complete cancellation and retirement of all its issued and outstanding capital stock.

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

     Sick-Bay was in the development stage since formation on February 24, 1999. Operations were primarily devoted to raising capital, obtaining financing, advertising and administrative functions. Effective March 31, 2000, with the acquisition of Healthline Publishing, Inc. ("Healthline") and Health Publishing, Inc. ("HPI"), the Company is considered an operating entity. See also Note 3.


NOTE 2 - GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operating loss during the year ended December 31, 2000 of $8,865,438, and, as of that date, had a working capital deficiency of $1,017,700 and a net worth deficiency of $652,890. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - GOING CONCERN UNCERTAINTY (CONTINUED):

     During 2000, the Company entered into agreements with an investment banking/internet focused consulting firm to provide the Company with financial and marketing assistance and legal and securities guidance. This firm has also agreed to invest a minimum of $5,000,000 with the Company for 5,000,000 shares of the Company's common stock. Through December 31, 2000, the investment banking firm invested $4,350,000 with the remaining $650,000 of its commitment expected to be received by the Company during the first half of 2001.

     In addition, during 2000, two officers of the Company loaned a total of $37,200 to the Company in order to satisfy working capital needs. These officers have lent an additional $117,000 as of March 23, 2001.

     In 2001, management began concentrating its efforts towards the selling of health-related supplements, and through March 23, 2001 (the date of this report) has generated gross sales of $83,177. Management believes that the above expected equity funding along with revenues to be generated from the sales of these health supplements and other actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 3 - BUSINESS COMBINATIONS:

     On February 23, 2000, the Company acquired all of the assets of the internet business known and operated as NetSweat.Com, ("NetSweat"). NetSweat serves as a directory of fitness, sports and nutrition sites on the internet. The total purchase price of $130,000 was paid with $50,000 in cash and 5,618 shares of the Company's common stock. In addition, the Company granted the sellers the option to acquire an aggregate of 10,000 shares which option is exercisable until August 23, 2001, subject to extension under certain circumstances.

     On March 31, 2000, the Company acquired all the assets of Healthline and HPI (see Note 1), both of which publish health related magazines. The purchase price of both companies was $2,500,000, in which $750,000 was paid in cash and $1,750,000 to be paid in common stock of the Company. The agreement calls for 50% of the shares to be issued at closing, 25% to be issued on the first anniversary and the remaining 25% to be issued on the second anniversary of the closing. At December 31, 2000, the Company's obligation for the acquisition is $875,000, which amount is payable in Company common stock.

     The above acquisitions were recorded utilizing the purchase method of accounting. In December 2000, management decided that enough time had elapsed for them to evaluate the operations of these health related magazines. As a result of the poor operating results experienced by the magazines since the date of acquisition, the Company determined that the goodwill associated with these businesses was impaired and as a result reflected an aggregate write-down of $2,435,470 (see Note 4e).

     In December 2000, the Company acquired all of the assets and assumed all of the liabilities of North Vermont 12, LLC, a company that specializes in web and multi-media engineering. The purchase price of $375,000 was payable at closing in a single issue of 500,000 shares of company common stock, valued at $.75 per share. This acquisition was recorded utilizing the purchase method of accounting.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies which are considered particularly significant.

(a) USE OF ESTIMATES:

     In preparing financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

(b) STATEMENTS OF CASH FLOWS:

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(c) FAIR VALUE:

     The carrying amounts of receivables, accounts payable and debt obligations approximate fair value, as of December 31, 2000 and 1999.

(d) FIXED ASSETS:

     Fixed assets are recorded at cost. Depreciation and amortization are provided on a straight-line basis as follows:

          Computer software and equipment         3 years
          Furniture and fixtures                  5 years

     Maintenance and repairs are expensed as incurred, renewals and betterments are capitalized.

(e) INTANGIBLES:

     Intangible assets are comprised of (i) trade names acquired which are being amortized on a straight-line basis over a 17 year period and (ii) costs in excess of net assets acquired which is being amortized, by the straight-line method, over their estimated useful lives. Intangibles are periodically reviewed to assess recoverability from future operations using undiscounted cash flows in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

(e) INTANGIBLE ASSETS (CONTINUED):

     In December 2000, the Company determined that the goodwill associated with the acquisitions of Netsweat, Healthline and HPI, (businesses acquired during 2000 - see Note 3) was impaired and as a result reflected a write-down of the remaining balance in the amount of $2,435,470. This write-down was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the operations of these businesses.

     Management of the Company does not believe that an impairment adjustment relating to goodwill recorded upon the acquisition of North Vermont 12 is necessary at this time.

     Amortization expense for the year ended December 31, 2000 aggregated $204,039 and as of that date, accumulated amortization aggregated $9,656.

(f) REVENUE RECOGNITION:

     The Company recognizes revenues as services are performed.

(g) ADVERTISING AND PROMOTION COSTS:

     Advertising and promotion costs are expensed as incurred in accordance with SOP No. 93-7 "Reporting on Advertising Costs". For the years ended December 31, 2000 and 1999, such costs aggregated $224,138 and $79,319, respectively.

(h) INCOME TAXES:

     The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

(i) EARNINGS (LOSS) PER SHARE:

     Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the standards of SFAS No. 128 "Earnings Per Share". Diluted earnings (loss) per share have not been presented as the effect of the common stock purchase warrants outstanding, on such calculation, would have been antidilutive. Such securities could potentially dilute basic earnings per share in the future.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

(j) COMPREHENSIVE INCOME:

     SFAS 130 "Reporting Comprehensive Income" was effective for years beginning after December 15, 1997. This statement prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

(k) NEW ACCOUNTING PRONOUNCEMENTS:

     SFAS No. 131 establishes new standards for determining operating segments and disclosure requirements for those segments, products, geographic areas, and major customers. As required by SFAS No. 131, the Company has revised certain disclosures included in its Business Segments footnote.

     The Company also adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs related to developing or obtaining internal use software should be capitalized. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2001. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "Accounting Changes". The Company does not believe that the adoption of SAB No. 101 will have a material impact on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 5 - FIXED ASSETS:

     Fixed assets is comprised of the following at December 31, 2000:


     Furniture and fixtures                                    $143,690
     Computer software and equipment                            175,694
                                                               --------
                                                                319,384
     Less: accumulated depreciation and amortization             51,196
                                                               --------
                                                               $268,188
                                                               ========

     Depreciation and amortization expense aggregated $49,375 and $1,821 for 2000 and 1999, respectively.

NOTE 6 - INTANGIBLES:

     Intangibles are summarized as follows as of December 31, 2000:


     Trade names - net of accumulated amortization of $1,323   $ 18,677
     Goodwill - net of accumulated amortization of $8,333       491,667
                                                               --------
                                                               $510,344
                                                               ========

NOTE 7 - RELATED PARTY TRANSACTIONS:

     As of December 31, 2000, the Company was indebted to two of its officers in the aggregate amount of $37,200. These loans are payable on demand and the officers have waived payment of any interest. However, interest is being imputed at an annual interest rate of 9% and amounted to $1,767 for 2000. The interest is being recorded as additional paid-in capital.

NOTE 8 - CAPITAL STOCK TRANSACTIONS:

     In September 1999, the board of directors authorized amending the certificate of incorporation to increase its authorized common stock from 1,500 shares, no par value to 25,000,000 shares, par value $0.001. The authorized common stock was further increased to 50,000,000 shares in 2000.

     Effective to the date of amendment, the board of directors authorized a stock split of 12,000 to 1 shares of the then outstanding common stock.

     During September 1999, the Company issued 1,000,000 shares of its common stock for consideration of $200,000 (realizing net proceeds of $192,650). In addition, each share of stock included a redeemable warrant allowing such shareholders to acquire three shares of common stock.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 8 - CAPITAL STOCK TRANSACTIONS (CONTINUED):

     In November 1999, the board of directors authorized amending the certificate of incorporation to create two classes of preferred stock as follows: (i) authorizing 20,000,000 shares of no par value preferred and
     (ii) authorizing 500,000 shares of Series A 8% cumulative, convertible, no par value preferred.

     During November 1999, the Company issued 500,000 shares of its Series A 8% cumulative convertible preferred stock for consideration of $250,000 (realizing net proceeds of $225,000).

     During 2000, the Company issued an aggregate of 1,380,618 shares of its common stock in connection with the acquisitions referred to in Note 3. The Company also issued 445,098 shares of common stock as employee bonuses and in lieu of payment of certain professional fees. In 2000, the Company also received $4,350,000 from the sale of its common stock to an investment-banking firm (see Note 2).

     The Company had reserved 500,000 shares of the Company's common stock for issuance to certain warrant holders in conjunction with the private placements consummated in 1999. During 2000, warrant-holders exercised their warrants and received 413,283 shares of common stock for aggregate proceeds to the Company of $292,000. Additionally, the Company redeemed the remaining 86,717 warrants outstanding for $127,167 in cash payments.

     Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services or assets received in exchange.

NOTE 9 - INCOME TAXES:

     No provision for Federal and state income taxes has been recorded since the Company has incurred losses for 2000 and 1999. Deferred tax assets at December 31, 2000 and 1999 consist primarily of the tax effect of the net operating losses which expire in years beginning in 2019 and which amounts to approximately $3,000,000. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2000 and 1999 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

(a) LEASES:

     Effective April 1, 1999, the Company leased office space under a non-cancelable lease expiring March 31, 2000. The lease called for monthly payments of $500. In September, 1999, the Company terminated the lease and paid a termination fee of $1,500 plus the security deposit.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

(a) LEASES (CONTINUED):

     In September and November, 1999, the Company entered into non-cancelable leases for office space in New York and California, respectively. The terms of the leases call for monthly payments aggregating approximately $5,500 which expire October 31, 2002 and May 31, 2000, respectively.

     In September, 1999, the Company arranged to sublet office space on a month-to-month basis. For the period ended December 31, 1999, rental income amounted to $4,500.

     Future minimum rental payments are as follows:

          2001                          $58,634
          2002                           44,958

     For the periods ended December 31, 2000 and 1999, rent expense aggregated $85,972 and $14,717, respectively.


(b) EMPLOYMENT AGREEMENTS:

     Effective January 1, 2000, the Company has entered into employment agreements with its chief executive officer and president through December 31, 2002. The agreements will automatically be renewed and extended for one additional year on each anniversary of the effective date. The agreements provide for minimum annual salaries of $245,000 and $225,000, respectively. The officers waived any additional compensation due them within the period ending December 31, 1999.

(c) LEGAL PROCEEDINGS:

     In January 2001, the Company received a determination from the Labor Board of the State of California regarding $3,500 owed to an employee for early termination and also assessed a $16,000 penalty. The Company has disputed this claim, and although counsel has advised management that there are certain rights to litigate this determination in a civil action, no such action has been taken to date.

     The Company is also a defendant in a claim by an employee placement agency for commissions owed. The Company believes that its maximum exposure is approximately $4,000.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2000, the Company changed its principal independent accountant from Linder & Linder to Lazar Levine & Felix LLP. The change of accountants was not occasioned by any disagreement between the former accountant and the Company whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or otherwise, and such change of accountants has been the subject of reports on Form 8-K, including, most recently, an 8-KA 2.

The Company engaged Lazar Levine & Felix, LLP, located at 350 Fifth Avenue, Suite 6820, New York, NY 10118-0170, effective on July 10, 2000 to serve as its independent public accountants for the fiscal year ending December 31, 2000. The change of auditors was recommended by the full Board of Directors of the Company. The Company previously did not have an Audit Committee, but has now formed such a Committee consisting entirely of non-management directors.

The change of auditors was not occasioned by any disagreement with the prior accountants, Linder & Linder, 8 Chatham Place, Dix Hills, NY 11746. The Company merely decided, as part of its growth plan, to transfer audit responsibilities to a larger full-service firm and intends to retain a professional relationship with the former accountants. The Company has authorized Linder & Linder to respond fully to the inquiries of the current accountants.

In accordance with the foregoing, the Registrant provided the following information in its 8-KA 2 filing:

               The former accountant was replaced by the Board.

               The former accountants report on the financial statements for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

               The decision to change accountants was made by the Board of Directors. The decision was first communicated to the former auditors in writing on July 25, 2000.

               There were no disagreements with the former accountant, resolved or unresolved, as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the two most recent fiscal years and any subsequent interim period preceding the date of dismissal.

               The Registrant has authorized the former accountant to respond fully to all inquiries of the successor accountant.

               The new principal accountant is identified in the first full paragraph above. No one consulted the new principal accountant concerning any specific completed or contemplated transaction, or the type of opinion that might be rendered, or secured any written or oral advice regarding accounting, auditing or financial reporting issues.

                                    PART III

THE INFORMATION REQUIRED BY ITEMS 9, 10, 11, AND 12 OF THIS ANNUAL REPORT ON FORM 10-KSB IS OMITTED HEREIN AND WILL BE INCLUDED IN THE COMPANY'S PROXY STATEMENT RELATING TO ELECTION OF DIRECTORS TO BE CIRCULATED TO SECURITY HOLDERS PRIOR TO APRIL 30, 2001, OR TO BE FURNISHED BY AMENDMENT HERETO ON OR BEFORE SUCH DATE.

ITEMS 9        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10.       EXECUTIVE COMPENSATION

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     PART IV

ITEM 13        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

1.   FINANCIAL STATEMENTS:

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, 2000

     BALANCE SHEETS AS OF DECEMBER 31, 2000

     STATEMENTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 2000

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

     STATEMENTS OF CASH FLOWS

     NOTES TO CONSOLIDATED FINANCIAL STATEMENT

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, 1999

     BALANCE SHEETS AS OF DECEMBER 31, 1999

     STATEMENTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

     STATEMENTS OF CASH FLOWS

     NOTES TO CONSOLIDATED FINANCIAL STATEMENT

(b) EXHIBITS

     3.1  CERTIFICATE OF INCORPORATION WITH AMENDMENTS THROUGH NOVEMBER 16, 1998
          (1)

     3.2  BY-LAWS, AS AMENDED TO DATE (1)

     3.3 AMENDMENT TO CERTIFICATE OF INCORPORATION RELATING TO NAME CHANGE FILED ON JULY 7, 2000.

     2.3 ARTICLES OF AMENDMENT TO CERTIFICATE OF INCORPORATION, DECEMBER 8, 1999 (2)

     2.4 CERTIFICATE OF CORRECTION TO CERTIFICATE OF INCORPORATION, DECEMBER 22, 1999 (2)

     4.1  SPECIMEN CERTIFICATE OF COMMON STOCK (1)

     9.1  REORGANIZATION AGREEMENT DATED DECEMBER 29, 1999 (3)

     9.2 AGREEMENT DATED JULY 14, 2000 RELATING TO FIRST FRONTIER HOLDINGS, INC. FINANCING FOR THE COMPANY. (5)

     9.3 DIGEST OF AGREEMENT DATED MARCH 31, 2000 RELATING TO THE COMPANY'S ACQUISITION OF HEALTHLINE PUBLICATIONS.**

     9.4 AGREEMENT DATED DECEMBER 8, 2000 RELATING TO THE COMPANY'S ACQUISITION OF VERMONT NV12.**

     9.5 LETTER OF INTENT DATED DECEMBER 5, 2000 RELATING TO THE COMPANY'S FINANCING ARRANGEMENT WITH FIRST FRONTIER CAPITAL CORP. RELATING TO AN ADDITIONAL $5,000,000 FUNDING (NEVER CONSUMMATED).**

     9.6 INVESTMENT BANKING AGREEMENT DATED DECEMBER 19, 2000 WITH BURLINGTON CAPITAL MARKETS, INC.

     21   LIST OF SUBSIDIARIES(4)


(c) REPORTS ON FORM 8-K

A FORM 8-KA2 REPORT WAS FILED BY THE COMPANY ON MARCH 29, 2001 RELATING TO THE CHANGE OF THE COMPANY'S AUDITORS.

(1) INCORPORATED BY REFERENCE TO THE COMPANY'S REGISTRATION STATEMENT IN FORM SB-2 (NO. 333-20525), WHICH BECAME EFFECTIVE ON NOVEMBER 16, 1998.

(2)  INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 8-A FILED ON MARCH 14,
     2000.

(3)  INCORPORATED BY REFERENCE TO THE COMPANY'S FORM 8-K FILED ON MARCH 14,
     2000.

(4)  INCORPORATED BY REFERENCE TO THE COMPANY'S 10-K FILED ON APRIL 15, 2000.

(5)  INCORPORATED BY REFERENCE TO THE COMPANY'S 8-K DATED JULY 14, 2000.

**   FILED HEREWITH

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SICKBAY.COM, INC.
                         (FORMERLY KNOWN AS XETAL, INC.)



Date: April 16, 2001         By:    s/ MARK BASILE
                                    --------------------------------------------
                                    Mark Basile, Chairman, Chief Executive
                                    Officer and Secretary (Principal Executive
                                    Officer)


Date: April 16, 2001         By:    s/ DR. ALLEN MOTOLA
                                    --------------------------------------------
                                    Dr. Allen Motola, President and Treasurer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and in the dates indicated.


Date: April 16, 2001         By:    s/ MARK BASILE
                                    --------------------------------------------
                                    Mark Basile, Director


Date: April 16, 2001         By:    s/ DR. ALLEN MOTOLA
                                    --------------------------------------------
                                    Dr. Allen Motola, Director


Date: April __, 2001         By:
                                ------------------------------------------------
                                    Larry Goldman, Director


Date: April 16, 2001         By:    s/ GLEN BILBO
                                    --------------------------------------------
                                    Glen Bilbo, Director


Date: April __, 2001         By:
                                ------------------------------------------------
                                    Eric Donnenfeld, Director


                           [NEED HARD COPY SIGNATURES]