Form 10KSB/A
period 2000-12-31
SICKBAY HEALTH MEDIA INC
filed 2001-05-01
CIK 1012464

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

                                    PART III

                                [REQUIRES UPDATE]

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the names, ages and business experience of the executive officers and directors of the Company. All information is as of April 27, 2001.


Name                             Age        Position
----                             ---        --------

Mark Basile                      41         Chairman, Chief Executive Officer,
                                            Secretary, Director

Dr. Allen Motola                 45         President, Treasurer, Director

Larry Goldman                    35         Director

Dr. Eric Donnenfeld              45         Director

Glen B. Bilbo                    __         Director

MARK BASILE is one of the founders of Sickbay.com, Inc., now known as Sickbay Health Media, Inc. He is a 1988 graduate of Touro Law School on Long Island, and holds a B.A. degree from Hofstra University. In 1997, Mr. Basile founded and formed Incredible Card Corp., an entity which designed technologically-advanced systems for retrieving and securing medical records utilizing small cards. That company won a Smithsonian Award Medal in April 1998 for advances in medical technology. In 1998, the business of the company was discontinued due to lack of current funding. Incredible Card Corp. was privately held. It is not Mr. Basile's current intention to restructure Incredible Card Corp., or to otherwise be involved with it.

DR. ALLEN MOTOLA is a co-founder of the Company. Dr. Motola is a graduate of Tufts New England School of Dental Medicine. From December 31, 1986, through December 31, 1999, Dr. Motola was a self-employed dentist specializing in cosmetic dentistry, with a practice based on Long Island. During the first quarter 0f 2000, Dr. Motola sold his dental practice and began working for the Company on an exclusive basis.

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

DR. ERIC DONNENFELD is and has been since July 2000, a non-employee, independent director of the Company. Previously, he served on the Company's Medical Board of Advisors. He is a practicing Opthamologist with Opthamolic Consultants of L.I.

GLEN B. BILBO is a non-employee, independent director of the Company.

MEETINGS, ATTENDANCE, COMMITTEES

     The Board of Directors of the Company held regular meetings in 2000. The Board maintains two Standing committees: the Compensation Committee and the Audit Committee. With the exception of Dr. Donnenfeld, each incumbent director attended at least 75% of the aggregate of: (1) the total number of Board meetings held during the period he was a director; and (2) the number of meetings held by all Committees of the Board on which he served during such period.

     It is the function of the Compensation Committee to review the Company's remuneration policies and practices, administer certain of the Company's incentive compensation and stock option plans, and establish the salaries of the exeuctive officers of the Company. Messrs. Bilbo and Goldman have heretofore served as the Compensation Committee.

     It is the function of the Audit Committee to review the external audit programs for the company and to make recommendations to the Board of Directors of the Company concerning its appointment of independent auditors, the conduct of the audit and related matters. Messrs. Bilbo, GOldman and Dr. Donnenfeld have heretoforce served as the Audit Committee.

     The Audit Committee has not adopted a charter regulating its responsibilities as a Committee. The Audit Committee did recommend to the full Board inclusion of the Company's audited financial statements for the year ended December 31, 2000.

COMPENSATION OF DIRECTORS

     Directors who are not employees or officers of the Company (herein the "outside Directors") are separately compensated for their services as follows: 0 shares for each year of service. No director is indebted to the Company.

EXECUTIVE COMPENSATION
REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee (the "Committee) is currently composed of two directors, Messrs. Glen B. Bilbo, Chairman and Larry Goldman. Both are non-employee directors. On July 2000, the Committee reviewed and approved the compensation arrangement for Mr. Basile, the President of the Company, and for Dr. Motola, the Chairman of the Company respectively. The Employment Agreements will not be submitted to the shareholders for ratification.


                                              The Compensation Committee

                                              By: Glen B. Bilbo (Chairman)
                                                  Larry Goldman (Director)

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There are no interlocks among the members of the Compensation
Committee.

ITEM 11  EXECUTIVE COMPENSATION

The following table sets forth information relating to remuneration received by all executive officers and directors for the Company's most recent fiscal year.


                                               Long Term Compensation
                                               ----------------------
                                                            Securities    All
                   Annual Compensation         Restricted   Underlying   Other
Name & Principal   -------------------           Stock      Options of   Compen-
   Position          Year    Salary     Bonus    Awards       SARS       sation
------------------   ----   --------    -----  ----------   ----------   -------
Mark Basile          2000   $245,000     -0-       -0-         -0-          *
CEO                  1999   $ 33,333

Dr. Allen
Motola               2000   $225,000     -0-       -0-         -0-          *
President            1999

*Excludes up to $25,000 per individual paid by the Company for life and health insurance on the lives of such officers.

The Company has entered into employment contracts with Mark R. Basile, Chairman and CEO, and Allen D. Motola, President and COO, at salaries of $245,000 and $225,000 per annum, respectively, with a four (4%) percent increase to cover cost of living allowance increases. The employment contracts are for a period of three (3) years commencing January 1, 2000 and require the Company to pay individual and family health insurance, provides for an auto allowance, and key man life insurance in the amount of $2,000,000 each. There is currently no executive stock option or stock-based compensation program, but the Company anticipates authorizing and approving such a plan and making such plan available to both executives and senior management. The Company has reserved One Million (1,000,000) shares for a plan to be adopted in the future.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 27, 2001, certain information regarding the beneficial ownership of the Company's Common Stock.


                             Number of Shares Owned                  Percentage
Name                        of Record and Beneficially           Common Stock Outstanding
----                        --------------------------           ------------------------
Mark Basile
500 Broadhollow Road
Ste. 300
Melville, NY 11747                  8,500,000                                %
                                    ---------

Dr. Allen Motola
500 Broadhollow Road
Ste. 300
Melville, NY 11747                  8,500,000                                %
                                    ---------

Larry Goldman(1)
500 Broadhollow Road
Ste. 300
Melville, NY 11747                     20,000                                *
                                       ------

Dr. Eric Donnenfeld
500 Broadhollow Road
Suite 300
Melville, NY 11747                     20,000                                *
                                       ------

Glen B. Bilbo(2)
President
First Frontier Holdings, Inc.
111 Great Neck Road
Suite 200
Great Neck, NY 11021                4,345,000
                                    ---------

All Directors and Officers
as a Group                                                                   %

---------------

*    Less than one (1%) percent of the outstanding capital stock.

(1) On December 27, 1999, Mr. Goldman was promised a grant 20,000 of Shares at the then current market price for the Shares in exchange for his agreement to serve on the Board of Directors.

(2) Represents options and entitlements to purchase such Shares for services. Excludes 4,350,000 shares held directly by FFH.

                     COMPLIANCE WITH SECTION 16(a) REPORTING

     Each director, officer and beneficial owner of ten percent (10%) or more of a registered class of the Company's equity securities is required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Shares and other equity securities of the Company by specific due dates. Based upon such persons Form 3 and Form 4 filings, during the year ended December 31, 2000, Dr. Motola, Mr. Basile and Glen Bilbo were each late in their filings due to miscommunication between themselves and company counsel.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than as disclosed herein, no Director or Officer of the Company, person who was a Director or Officer of the Company at any time since the beginning of its last completed fiscal year, or Shareholder who holds more than 10% of the voting rights attached to the shares of the Company, or any associate, or affiliate of any of the foregoing has any material interest, any transaction or proposed transaction since the beginning of the last completed fiscal year which has materially affected or would materially affect the Company.

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