Form 10QSB
period 2001-03-31
SICKBAY HEALTH MEDIA INC
filed 2001-05-25
CIK 1012464

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ___________


                        Commission file number 333-20525


                        SICKBAY HEALTH MEDIA, INC. (SKBY)
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


                                 (631) 694-0040
                            ---------------------------
'                           (Issuer's Telephone Number)


Indicate by check mark, if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q.______________.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                            Outstanding at March 31, 2001
-------------------------------------------------- -----------------------------
Common Stock, par value $0.001 per share                 26,712,262 Shares

                                    - INDEX -

                                                                         PAGE(S)
                                                                         -------

PART I.    Financial Information:

ITEM 1.    Consolidated Financial Statements

           Condensed Balance Sheets - March 31, 2001 (Unaudited)
           and December 31, 2000                                           3.

           Condensed Statements of Operations (Unaudited) -
           Three Months Ended March 31, 2001 and 2000                      4.

           Condensed Statements of Cash Flows (Unaudited) -
           Three Months Ended March 31, 2001 and 2000                      5.

           Notes to Interim Condensed Financial Statements (Unaudited)     6.


ITEM 2.    Management's Discussion and Analysis of Financial Condition

           and Plan of Operations                                          8.


PART II.   Other Information                                              10.


SIGNATURES 11.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                                           SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          - ASSETS -
                                                                                              MARCH 31,         December 31,
                                                                                                 2001               2000
                                                                                             -----------         -----------
                                                                                             (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                                                $      --           $      --
    Accounts receivable - net of allowance for doubtful accounts of $6,000
     for 2001                                                                                      3,400               6,000
    Prepaid expenses                                                                              52,600              58,900
                                                                                             -----------         -----------
TOTAL CURRENT ASSETS                                                                              56,000              64,900
                                                                                             -----------         -----------

PROPERTY AND EQUIPMENT - NET                                                                     251,066             268,188
                                                                                             -----------         -----------

OTHER ASSETS:
    Intangible assets - net                                                                      485,050             510,344
    Security deposits                                                                             23,778              23,778
                                                                                             -----------         -----------
                                                                                                 508,828             534,122
                                                                                             -----------         -----------

                                                                                             $   815,894         $   867,210
                                                                                             ===========         ===========

                                            - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
    Bank overdraft                                                                           $    40,501         $     1,327
    Accounts payable and accrued expenses                                                        621,237             606,573
    Loans payable - officers                                                                      88,915              37,200
    Due to seller                                                                                437,500             437,500
                                                                                             -----------         -----------
TOTAL CURRENT LIABILITIES                                                                      1,188,153           1,082,600
                                                                                             -----------         -----------

LONG-TERM LIABILITIES                                                                            437,500             437,500
                                                                                             -----------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01; 20,000,000 shares authorized, 500,000 shares
     issued and outstanding                                                                        5,000               5,000
    Common stock, par value $.001; 50,000,000 shares authorized;
     26,712,262 and 26,212,262 shares issued and outstanding for 2001 and
     2000, respectively                                                                           26,712              26,212
    Additional paid-in capital                                                                 9,104,930           8,521,030
    Accumulated deficit                                                                       (9,946,401)         (9,205,132)
                                                                                             -----------         -----------
                                                                                                (809,759)           (652,890)
                                                                                             -----------         -----------

                                                                                             $   815,894         $   867,210
                                                                                             ===========         ===========


                                  See notes to condensed consolidated financial statements.

                                                                                                                      Page 3.

                         SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                                Three Months Ended
                                                                   March 31,
                                                       ---------------------------------
                                                               2001                 2000
                                                       ------------         ------------
REVENUES                                               $    201,808         $     31,000
                                                       ------------         ------------

EXPENSES:
    Production, content and product development              47,354               40,858
    Sales and marketing                                      36,885              209,286
    General and administrative                              858,838              294,842
                                                       ------------         ------------
TOTAL OPERATING EXPENSES                                    943,077              544,986
                                                       ------------         ------------

NET LOSS                                               $   (741,269)        $   (513,986)
                                                       ============         ============



LOSS PER COMMON SHARE:
    Basic                                              $       (.03)        $       (.02)
                                                       ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                      26,506,706           21,628,733
                                                       ============         ============


                See notes to condensed consolidated financial statements.

                                                                                  Page 4.

                                        SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                          -------------------------------
                                                                                              2001                2000
                                                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              $  (741,269)        $  (513,986)
    Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                                            46,119               3,828
      Allowance for doubtful accounts                                                           6,000                --
      Compensatory shares                                                                     484,400                --
    Changes in operating assets and liabilities:
      Accounts receivable                                                                      (3,400)               --
      Prepaid expenses                                                                          6,300            (220,375)
      Bank overdraft                                                                           39,174                --
      Accounts payable and accrued expenses                                                    14,664              (4,917)
                                                                                          -----------         -----------
CASH FLOWS USED BY OPERATING ACTIVITIES                                                      (148,012)           (735,450)
                                                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of intangibles                                                                   --              (993,306)
    Loans to shareholders                                                                        --                (1,609)
    Payment of security deposit                                                                  --                (7,617)
    Capital expenditures                                                                       (3,703)            (66,127)
                                                                                          -----------         -----------
CASH FLOWS USED BY INVESTING ACTIVITIES                                                        (3,703)         (1,068,659)
                                                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Receipt of officers' loans                                                                 51,715                --
    Capital contributions                                                                     100,000           2,745,106
                                                                                          -----------         -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                                   151,715           2,745,106
                                                                                          -----------         -----------

NET INCREASE IN CASH                                                                             --               940,997
    CASH, BEGINNING OF YEAR                                                                      --               117,250
                                                                                          -----------         -----------

CASH, END OF PERIOD                                                                       $      --           $ 1,058,247
                                                                                          ===========         -----------

                                 See notes to condensed consolidated financial statements.

                                                                                                                  Page 5.

                    SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

         The acquisition was accounted for by the purchase method under business combinations and treated as a reverse acquisition. Such transaction treats the acquisition as if Sick-Bay acquired the Company and reflects the fair market value of the Company's net assets at the date of acquisition. In January 2000, the Company changed its name to Sickbay.com, Inc. In July 2000, the Company changed its name to Sickbay Health Media, Inc., to better represent its business model and product offerings.

         Sick-Bay was in the development stage since formation on February 24, 1999. Operations were primarily devoted to raising capital, obtaining financing, advertising and administrative functions. Effective March 31, 2000, with the acquisition of Healthline Publishing, Inc. ("Healthline") and Health Publishing, Inc., ("HPI"), the Company is considered an operating entity.

         The accounting policies followed by the Company are set forth in Note 4 to the Company's financial statements included in its 2000 Annual Report on Form 10-KSB, which report is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and 10-QSB and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America.

         In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000.


                                                                         page 6.

                    SICKBAY HEALTH MEDIA INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 2 - GOING CONCERN UNCERTAINTY:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company continues to generate losses and has sustained a substantial operating loss during the three month period ended March 31, 2001 of $741,269, and, as of that date, had a working capital deficiency of $1,132,153 and a net worth deficiency of $809,759. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

         During 2000, the Company entered into agreements with an investment banking/internet focused consulting firm to provide the Company with financial and marketing assistance and legal and securities guidance. This firm had agreed to invest a minimum of $5,000,000 with the Company for 5,000,000 shares of the Company's common stock. Through March 31, 2001, the investment banking firm invested $4,450,000 with the remaining $550,000 of its commitment expected to be received by the Company during the second quarter of 2001.

         In addition, during 2000 and through the period ended March 31, 2001, two officers of the Company loaned a total of $88,915 to the Company in order to satisfy working capital needs. In 2001, management began concentrating its efforts towards the selling of health-related supplements.

         Management believes that the above expected equity funding along with revenues to be generated from the sales of health supplements and other actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 3 - LOSS PER COMMON SHARE:

         Basic loss per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the standards of SFAS No. 128 "Earnings Per Share". Diluted earnings (loss) per share have not been presented, as the effect of any common stock purchase warrants/options outstanding, on such calculation, would have been antidilutive. Such securities could potentially dilute basic earnings per share in the future.


                                                                         Page 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION


Three Months Ended March 31, 2001 and March 31, 2000

     Sickbay's net sales for the three months ended March 31, 2001 and 2000 were $201,808 and $31,000 respectively, an increase of 550% percent due to an increase in sales.

     Revenue increase was driven by web development and supplement businesses and increases in sales volume from our customers.

     Operating costs for the three months ended March 31, 2001 and 2000 were $943,077 and $544,986 respectively. The increase is due to the overall revenue increases across Sickbay's core businesses.

     Selling, general and administrative expenses for the three months ended March 31, 2001 and 2000 were $858,838 and $294,842, respectively. Selling, general and administrative expenses for 2001 increased $563,996, and increase of 191%. This increase was primarily due to increases in development staff and equipment.

     Depreciation and amortization expenses for the three months ended March 31, 2001 and 2000 were $46,119 and $3,828 respectively, an increase of 110 percent.

     Net (loss) income for the three months ended March 31, 2001 and 2000 amounted to $741,000 and $513,986, respectively. Increase in revenues was the primary factor for the increase in net income. As a result, earnings (loss) per share were ($0.03) for the three months ended March 31, 2001 compared to $0.02 for the three months ended March 31, 2000.

Liquidity and Capital Resources

     Cash flow used by operations for the three months ended March 31, 2001 was $[148,012]. The Company believes that its present client base will generate sufficient revenue to maintain an appropriate level of liquidity through December 31, 2001.


                                                                         Page 8.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

                  None

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4: SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

                  None

ITEM 5: OTHER INFORMATION

     On April 24, 2001, the Health Challenge LLC, a limited liability company ("LLC"), was formed for the purpose of promoting the "Wellness
Challenge"("Challenge"), a hospital-based multi-media program geared towards enhancing the public awareness of disease states and treatment therapies. The spokesperson for the Challenge is Dr. Art Ulene.

     The Company, a member of the LLC, made a capital contribution of $300,000 in exchange for: (i) a 49-1/3% interest in the LLC; (ii) the right to receive an 8% distribution of such capital contribution, compounded annually, to the extent such capital contribution has not been previously returned to the Company; and
(iii) the right to match any terms for services offered by any independent third party provider at the same price and within substantially the same time period for delivery as offered by that independent third party provider.

     In the event that the LLC determines that, pursuant to the Amended and Restated Limited Liability Company Agreement, additional contributions by members are necessary, the Company may be required to make additional capital contributions of up to $594,000 in the aggregate.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits
                None

        (b)  Reports on Form 8-K
                None


                                                                         Page 9.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SICKBAY HEALTH MEDIA, INC.
                                      --------------------------
                                       (Registrant)

                                      /s/ ALLEN MOTOLA
                                      -------------------------------
Date: May 25, 2001                    Dr. Allen Motola, President and
                                      Principal Accounting Officer


                                                                        Page 10.