Form 10QSB
period 2001-06-30
SICKBAY HEALTH MEDIA INC
filed 2001-08-20
CIK 1012464

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

(_)       TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

Commission File Number: 333-20525


                        SICKBAY HEALTH MEDIA, INC. (SKBY)
             (Exact name of registrant as specified in its charter)

           Utah                                     22-2223126
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                    510 Broadhollow Road, Melville, New York
                    (Address of principal executive offices)

                                 (631) 694-0400
              (Registrant's telephone number, including area code)


Indicate by check mark, if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q. ____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                               Outstanding at June 30, 2001
Common Stock, par value $0.001 per share                  26,762,262 Shares

                                    - INDEX -



                                                                         Page(s)

PART I.   Financial Information:

ITEM 1.   Consolidated Financial Statements

          Condensed Balance Sheets - June 30, 2001 (Unaudited)
          and December 31, 2000                                               3.

          Condensed Statements of Operations (Unaudited) -
          Three and Six Months Ended June 30, 2001 and 2000                   4.

          Condensed Statements of Cash Flows (Unaudited) -
          Six Months Ended June 30, 2001 and 2000                             5.

          Notes to Interim Condensed Financial Statements (Unaudited)         6.


ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Plan of Operations                                            XX.


PART II.  Other Information                                                 XX.


SIGNATURES                                                                  XX.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:


                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -
                                                                                 June 30,         December 31,
                                                                                   2001              2000
                                                                               ------------       -----------
                                                                               (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                  $       --         $      --
    Accounts receivable - net of allowance for doubtful
      accounts of $6,000 for 2001                                                     1,910             6,000
    Prepaid expenses                                                                 24,983            58,900
                                                                               ------------       -----------
TOTAL CURRENT ASSETS                                                                 26,893            64,900
                                                                               ------------       -----------

PROPERTY AND EQUIPMENT - NET                                                        225,154           268,188
                                                                               ------------       -----------

OTHER ASSETS:
    Investment in joint venture                                                     107,065              --
    Intangible assets - net                                                         459,756           510,344
    Security deposits                                                                23,778            23,778
                                                                               ------------       -----------
                                                                                    590,599           534,122
                                                                               ------------       -----------

                                                                               $    842,646       $   867,210
                                                                               ============       ===========

                   - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
    Bank overdraft                                                             $        300       $     1,327
    Accounts payable and accrued expenses                                           773,316           606,573
    Loans payable - officers                                                         55,568            37,200
    Due to seller                                                                   875,000           437,500
                                                                               ------------       -----------
TOTAL CURRENT LIABILITIES                                                         1,704,184         1,082,600
                                                                               ------------       -----------

LONG-TERM LIABILITIES                                                                  --             437,500
                                                                               ------------       -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01; 20,000,000 shares authorized, 500,000 shares
     issued and outstanding                                                           5,000             5,000
    Common stock, par value $.001; 50,000,000 shares authorized;
     26,712,262 and 26,212,262 shares issued and outstanding for 2001
     and 2000, respectively                                                          26,712            26,212
    Additional paid-in capital                                                    9,540,125         8,521,030
    Accumulated deficit                                                         (10,433,375)       (9,205,132)
                                                                               ------------       -----------
                                                                                   (861,538)         (652,890)
                                                                               ------------       -----------

                                                                               $    842,646       $   867,210
                                                                               ============       ===========


See notes to condensed consolidated financial statements.                Page 3.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                         -------------------------------       -------------------------------
                                                             2001               2000                2001               2000
                                                         ------------       ------------       ------------       ------------
REVENUES                                                 $    126,339       $    723,167       $    328,147       $    754,167
                                                         ------------       ------------       ------------       ------------

EXPENSES:
    Production, content and product development                49,645             70,663             96,999            111,521
    Sales and marketing                                        72,208          1,313,834            109,093          1,523,120
    General and administrative                                384,330            695,507          1,243,168            990,349
    Equity in loss of joint venture                           107,130               --              107,130               --
                                                         ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                                      613,313          2,080,004          1,556,390          2,624,990
                                                         ------------       ------------       ------------       ------------

NET LOSS                                                 $   (486,974)      $ (1,356,837)      $ (1,228,243)      $ (1,870,823)
                                                         ============       ============       ============       ============



LOSS PER COMMON SHARE:
    Basic                                                $       (.02)      $       (.06)      $       (.05)      $       (.09)
                                                         ============       ============       ============       ============

Weighted average shares outstanding                        26,712,262         23,352,966         26,610,614         21,925,615
                                                         ============       ============       ============       ============



See notes to condensed consolidated financial statements.                Page 4.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                        -----------------------------
                                                                                           2001               2000
                                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $(1,228,243)      $(1,870,823)
    Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                                          93,622            72,119
      Allowance for doubtful accounts                                                         6,000              --
      Compensatory shares                                                                   484,400              --
      Loss in equity in joint venture                                                       107,130              --
    Changes in operating assets and liabilities:
      Accounts receivable                                                                    (1,910)         (265,513)
      Prepaid expenses                                                                       33,917          (108,564)
      Bank overdraft                                                                         (1,027)             --
      Accounts payable and accrued expenses                                                 166,743           369,885
                                                                                        -----------       -----------
CASH FLOWS USED BY OPERATING ACTIVITIES                                                    (339,368)       (1,802,896)
                                                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in joint venture                                                            (214,195)             --
    Acquisition of intangibles                                                                 --            (425,000)
    Loans repaid by shareholders                                                               --               9,223
    Payment of security deposit                                                                --              (7,617)
    Capital expenditures                                                                       --            (153,175)
                                                                                        -----------       -----------
CASH FLOWS USED BY INVESTING ACTIVITIES                                                    (214,195)         (576,569)
                                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Officers' loans - net of repayments                                                      18,368              --
    Capital contributions                                                                   535,195         4,407,042
                                                                                        -----------       -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                                 553,563         4,407,042
                                                                                        -----------       -----------

NET INCREASE IN CASH                                                                           --           2,027,577

    CASH, BEGINNING OF YEAR                                                                    --             117,250
                                                                                        -----------       -----------

CASH, END OF PERIOD                                                                     $      --         $ 2,144,827
                                                                                        ===========       ===========



See notes to condensed consolidated financial statements.                Page 5.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND NATURE OF OPERATIONS:

On December 29, 1999 Sick-Bay.Com, Inc., a Delaware corporation ("Sick-Bay Delaware") entered into a Reorganization Agreement (the "Agreement") with Xetal, Inc., a Utah corporation ("Xetal"). After the Reorganization, the Company owned the Internet medical portal business of Sick-Bay Delaware and changed its name to Sickbay.com, Inc. ("Sickbay"). Also, pursuant to the Agreement, Xetal spun off all of its prior business operations by a one-for-one restricted stock dividend of APO Health, Inc. ("APO") to the then existing shareholders of Xetal. Prior to the spin-off, Xetal, the parent Company, had been inactive and all of the operations had been maintained in wholly owned-operating subsidiaries. Thus, the spin-off left the publicly owned entity without any remaining assets or business. Pursuant to the Agreement, the shareholders of Xetal retained their shares in the Company, and the shareholders of Sick-Bay Delaware received 19,600,000 shares of the Company representing over 95% of the Company's Common Stock (the "Reorganization"). In addition, the Company reserved 3,050,000 shares of it's common stock for issuance to certain warrant holders. As part of the tax-free reorganization, the board of directors of Sick-Bay approved a plan of liquidation and dissolution. Accordingly, Sick-Bay distributed the shares received ratably to its shareholders in exchange for and complete cancellation and retirement of all its issued and outstanding capital stock.

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

In the opinion of  management,  the  accompanying  unaudited  interim  condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.


                                                                         Page 6.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 2 - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company continues to generate losses and has sustained a substantial operating loss during the six month period ended June 30, 2001 of $1,228,243, and, as of that date, had a working capital deficiency of $1,677,291 and a net worth deficiency of $861,538. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

During 2000, the Company entered into agreements with an investment banking/internet focused consulting firm to provide the Company with financial and marketing assistance and legal and securities guidance. This firm had agreed to invest a minimum of $5,000,000 with the Company for 5,000,000 shares of the Company's common stock and as of June 30, 2001, had invested an aggregate of $4,985,195.

In addition, during 2000 and through the period ended June 30, 2001, two officers of the Company loaned an aggregate of $160,000 to the Company in order to satisfy working capital needs of which amount, approximately $142,000 had been repaid as of June 30, 2001. In 2001, management began concentrating its efforts towards the selling of health-related supplements.

Management believes that the above equity funding along with revenues to be generated from the sales of health supplements and other actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.


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


                                                                         Page 7.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


NOTE 4 - INVESTMENT IN JOINT VENTURE:

On April 24, 2001, the Health Challenge LLC, a limited liability company ("LLC"), was formed for the purpose of promoting the "Wellness Challenge", a hospital-based multi-media program geared towards enhancing public awareness of diseases and treatment therapies

The Company, a member of the LLC, committed to an initial capital contribution of $300,000 in exchange for: (i) a 49-1/3% interest in the LLC; (ii) the right to receive an 8% distribution of such capital contribution, compounded annually, to the extent such capital contribution has not been previously returned to the Company; and (iii) the right to match any terms for services offered by any independent third party provider at the same price and within substantially the same time period for delivery as offered by that independent third party provider. As of June 30, 2001, the Company had contributed $214,195 of its $300,000 commitment.

In the event that the LLC determines that, pursuant to the Amended and Restated Limited Liability Company Agreement, additional contributions by members are necessary, the Company may be required to make additional capital contributions of up to $594,000 in the aggregate.


                                                                         Page 8.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Three Months Ended June 30, 2001 and June 30, 2000.

     Sickbay's net sales for the entire three months ended June 30, 2001 and 2000 were $126,339 and $723,167. Respectively, a decrease of 83% due to a decrease in sales and a reconfiguration of the company's business model.

     Revenue decrease was caused by the company's efforts being redirected towards the Wellness Challenge. The Challenge represents an initiative to secure hospital enrollment which will in turn allow corporate sponsorship. The web development and publication projects continue to be a primary source of revenue, with the Challenge now being the vehicle to introduce to the medical communities to the company's core competencies.

     Operating costs for the three months ended June 30, 2001 and 2000 were $613,313 and $2,080,004 respectively. The decrease is due to reduction of staff and reconfiguration.

     Selling, general and administrative expenses for the three months ended June 30,2001 and 2000 were $456,538 and $2,009,341, respectively. Selling, general and administrative expenses for 2001 of $456,538, a decrease of 77%. This decrease is primarily due to decrease in development staff and equipment.

     Depreciation  and  amortization  expenses  for the three  months ended June
30,2001 and 2000 were $93,622 and $72,119 respectively, an increase of 30 percent.

     Net income for the three months ended June 30,2001 and 2000 amounted to ($486,974) and ($1,356,837), respectively.

     As of this reporting, Dr. Allen Motola has resigned his position as Officer and Director of the Company. Mr. Glen Bilbo has now been elected to Chairman of the Board and authorized to conduct the business of the company. The change came about as the company has re-focused its attention to the development of a strategic plan to maximize participation in The Wellness Challenge.

Liquidity and Capital Resources

     Cash flow used by operations for the three months ended June 30,2001 was ($339,368). The company believes that its capital needs will be meet by its Investment Banker.

ITEM 6    b.refer to previous 8k Basile.


                                                                         Page 9.

                            PART II OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

     HEALTHLINE ACQUISITION

     In March 2000, the Company purchased certain rights to health related content from Paul M. Insel, Donald G. Ross, Healthline (collectively, Mr. Insel, Mr. Ross and Healthline shall be referred to as "Plaintiffs") and Health Publishing, Inc. for a total price of $2,500,000, which consisted of $750,000 in cash and shares of Company common stock equal to $1,750,000 ("Shares"). The cash portion of the purchase was to be payable over approximately three months.

     On August 2, 2001, the Plaintiffs filed a Complaint against the Company and its president Dr. Allen Motola, alleging that: (i) the Company failed to make a payment of $375,000 in a timely manner and as a result, owes a penalty amount of $50,000 plus interest; (ii) Dr. Motola breached his fiduciary duty by refusing to allow the Shares to be released from restriction.; (iii) Mr. Insel and Mr. Ross who had employment contracts with the Company were terminated without cause and have not been paid their respective salaries and bonuses totaling an aggregate of $375,000; and (iv) Mr. Insel and Mr. Ross have not been reimbursed for certain office expenses totaling $27,669.55.

     The Company anticipates filing an answer containing counterclaims which in the aggregate exceed the claims made by the Plaintiffs within the proper time period.


     MARRIOTT INTERNATIONAL, INC.

     On July 12, 2001, a judgment was entered in favor of Marriott International, Inc. against the Company in the amount of $82,935.33. On August 10, 2001, the Company entered into a Stipulation of Settlement whereby the Company agreed to pay to Marriott the sum of $60,000 in 6 equal monthly payments of $10,000, beginning on that date.

ITEM 4: SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

     There were no matters submitted for the Security Holders vote during the quarter ending June 30, 2001.


ITEM 5: OTHER INFORMATION

     On August 6, 2001, Dr. Allen Motola resigned in his capacity as Sickbay Health Media, Inc.'s (the "Registrant") President. Mr. Glen Bilbo has assumed the duties as the interim President until the Registrant's Board of Directors appoints a new President.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The exhibits listed below are filed as part of this Quarterly Report.


                                                                        Page 10.

     Exhibit No.                   Document
     -----------                   --------

         3(i) Articles of Incorporation (incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission under File No. 333-20525)

         3(ii) By-laws (incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission under File No. 333-20525)

     (b) There following Reports on Form 8-K were filed during the quarter ending June 30, 2001.

          1. Current Report on Form 8-K filed June 14, 2001 announcing the Resignation of Mark Basile from his positions of Chief Executive Officer and Chairman of the Company's Board of Directors.

          2. Current Report on Form 8-K filed on June 26, 2001 announcing the acquisition of 8,250,000 shares of the Company's common stock by Entertainment Asset Management LLC.


                                                                        Page 11.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SICKBAY HEALTH MEDIA, INC.



                                       By: /s/ Glen B. Bilbo
                                           ---------------------------------
Date: August 20, 2001         Name:    Glen B. Bilbo
                                       Title:   Interim President and Principal
                                                Accounting Officer



                                                                        Page 12.