Form 10QSB
period 2001-09-30
SICKBAY HEALTH MEDIA INC
filed 2001-12-03
CIK 1012464

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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


Indicate by check mark, if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q. ________ .

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                        Outstanding at September 30, 2001
-------------------------------------------    ---------------------------------
Common Stock, par value $0.001 per share            26,762,262 Shares

                                    - INDEX -



                                                                         Page(s)
                                                                         -------
PART I.   Financial Information:

ITEM 1.   Consolidated Financial Statements:

          Condensed Balance Sheets - September 30, 2001 (Unaudited)
          and December 31, 2000                                               3.

          Condensed Statements of Operations (Unaudited) -
          Three and Nine Months Ended September 30, 2001 and 2000             4.

          Condensed Statements of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 2001 and 2000                       5.

          Notes to Interim Condensed Financial Statements (Unaudited)         6.


ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Plan of Operations                                             10.

PART II.  Other Information                                                  11.

SIGNATURES                                                                   12.

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   - ASSETS -

                                                                                 September 30,   December 31,
                                                                                     2001            2000
                                                                                 ------------    -----------
                                                                                 (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                    $     11,790    $      --
    Accounts receivable - net of allowance for doubtful accounts of $7,000 for
     2001                                                                                 910          6,000
    Prepaid expenses                                                                   24,983         58,900
                                                                                 ------------    -----------
TOTAL CURRENT ASSETS                                                                   37,683         64,900
                                                                                 ------------    -----------

PROPERTY AND EQUIPMENT - NET                                                          324,949        268,188
                                                                                 ------------    -----------

OTHER ASSETS:
    Investment in joint venture                                                       178,678           --
    Intangible assets - net                                                           434,462        510,344
    Security deposits                                                                  23,778         23,778
                                                                                 ------------    -----------
                                                                                      636,918        534,122
                                                                                 ------------    -----------

                                                                                 $    999,550    $   867,210
                                                                                 ============    ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
    Bank overdraft                                                               $       --      $     1,327
    Accounts payable and accrued expenses                                             929,604        606,573
    Payroll taxes payable                                                             144,865           --
    Loans payable - officers                                                           25,925         37,200
    Due to seller                                                                     875,000        437,500
                                                                                 ------------    -----------
TOTAL CURRENT LIABILITIES                                                           1,975,394      1,082,600
                                                                                 ------------    -----------

LONG-TERM LIABILITIES                                                                    --          437,500
                                                                                 ------------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01; 20,000,000 shares authorized, 500,000 shares issued
     and outstanding                                                                    5,000          5,000
    Common stock, par value $.001; 50,000,000 shares authorized; 26,762,262 and 26,212,262 shares issued and outstanding for 2001 and 2000,
     respectively                                                                      26,762         26,212
    Additional paid-in capital                                                     10,054,983      8,521,030
    Accumulated deficit                                                           (11,062,589)    (9,205,132)
                                                                                 ------------    -----------
                                                                                     (975,844)      (652,890)
                                                                                 ------------    -----------

                                                                                 $    999,550    $   867,210
                                                                                 ============    ===========


           See notes to condensed consolidated financial statements.


                                                                         Page 3.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                  ----------------------------    ----------------------------
                                                      2001            2000            2001            2000
                                                  ------------    ------------    ------------    ------------
REVENUES                                          $        633    $    254,696    $    328,780    $  1,008,863
                                                  ------------    ------------    ------------    ------------

EXPENSES:
    Production, content and product development         49,107         439,486         146,106         567,207
    Sales and marketing                                  9,615         343,176         118,708       1,866,381
    General and administrative                         442,739         557,683       1,685,907       1,531,754
    Equity in loss of joint venture                    128,386            --           235,516            --
    Interest income                                       --            (4,444)           --            (4,451)
                                                  ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                               629,847       1,335,901       2,186,237       3,960,891
                                                  ------------    ------------    ------------    ------------

NET LOSS                                          $   (629,214)   $ (1,081,205)   $ (1,857,457)   $ (2,952,028)
                                                  ============    ============    ============    ============



LOSS PER COMMON SHARE:
    Basic                                         $       (.02)   $       (.04)   $       (.07)   $       (.13)
                                                  ============    ============    ============    ============

Weighted average shares outstanding                 26,762,262      24,659,229      26,662,078      23,213,643
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


                                                                         Page 4.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     --------------------------
                                                                                        2001           2000
                                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $(1,857,457)   $(2,952,028)
    Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization                                                      148,137        164,258
      Allowance for doubtful accounts                                                      7,000           --
      Compensatory shares                                                                484,400           --
      Loss in equity in joint venture                                                    235,516           --
    Changes in operating assets and liabilities:
      Accounts receivable                                                                 (1,910)      (490,002)
      Prepaid expenses                                                                    33,917        (55,948)
      Bank overdraft                                                                      (1,327)          --
      Payroll taxes payable                                                              144,865           --
      Accounts payable and accrued expenses                                              323,031        378,925
                                                                                     -----------    -----------
CASH FLOWS USED BY OPERATING ACTIVITIES                                                 (483,828)    (2,954,795)
                                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in joint venture                                                         (414,194)          --
    Acquisition of intangibles                                                              --         (891,256)
    Loans repaid by shareholders                                                            --            9,223
    Payment of security deposit                                                             --           (7,617)
    Capital expenditures                                                                (129,016)      (250,403)
                                                                                     -----------    -----------
CASH FLOWS USED BY INVESTING ACTIVITIES                                                 (543,210)    (1,140,053)
                                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Loans repaid to officers                                                             (11,275)          --
    Capital contributions                                                              1,050,103      4,517,875
                                                                                     -----------    -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                            1,038,828      4,517,875
                                                                                     -----------    -----------

NET INCREASE IN CASH                                                                      11,790        423,027

    CASH, BEGINNING OF YEAR                                                                 --          117,250
                                                                                     -----------    -----------

CASH, END OF PERIOD                                                                  $    11,790    $   540,277
                                                                                     ===========    ===========

           See notes to condensed consolidated financial statements.


                                                                         Page 5.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 1 -  DESCRIPTION OF COMPANY AND NATURE OF OPERATIONS:

          On December 29, 1999 Sick-Bay.Com, Inc., a Delaware corporation ("Sick-Bay Delaware") entered into a Reorganization Agreement (the "Agreement") with Xetal, Inc., a Utah corporation ("Xetal"). After the Reorganization, the Company owned the Internet medical portal business of Sick-Bay Delaware and changed its name to Sickbay.com, Inc. ("Sickbay"). Also, pursuant to the Agreement, Xetal spun off all of its prior business operations by a one-for-one restricted stock dividend of APO Health, Inc. ("APO") to the then existing shareholders of Xetal. Prior to the spin-off, Xetal, the parent Company, had been inactive and all of the operations had been maintained in wholly owned-operating subsidiaries. Thus, the spin-off left the publicly owned entity without any remaining assets or business. Pursuant to the Agreement, the shareholders of Xetal retained their shares in the Company, and the shareholders of Sick-Bay Delaware received 19,600,000 shares of the Company representing over 95% of the Company's Common Stock (the "Reorganization"). In addition, the Company reserved 3,050,000 shares of its common stock for issuance to certain warrant holders. As part of the tax-free reorganization, the board of directors of Sick-Bay approved a plan of liquidation and dissolution. Accordingly, Sick-Bay distributed the shares received ratably to its shareholders in exchange for and complete cancellation and retirement of all its issued and outstanding capital stock.

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

          Sick-Bay was in the development stage since formation on February 24, 1999. Operations were primarily devoted to raising capital, obtaining financing, advertising and administrative functions. Effective March 31, 2000, with the acquisition of Healthline Publishing, Inc. ("Healthline") and Health Publishing, Inc., ("HPI"), the Company was considered an operating entity.

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

          In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.


                                                                         Page 6.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 2 -  GOING CONCERN UNCERTAINTY:

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company continues to generate losses and has sustained a substantial operating loss during the nine month period ended September 30, 2001 of $1,857,457, and, as of that date, had a working capital deficiency of $1,937,711 and a net worth deficiency of $975,844. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

          The Company is also delinquent in remitting payroll taxes withheld from employees' compensation. Total payroll taxes withheld and not yet remitted to the appropriate government agency aggregated $144,865 as of September 30, 2001.

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

          During 2000, the Company entered into agreements with an investment banking/internet focused consulting firm to provide the Company with financial and marketing assistance and legal and securities guidance. This firm had agreed to invest a minimum of $5,000,000 with the Company for 5,000,000 shares of the Company's common stock which commitment has been met as of September 30, 2001.

          In addition, during 2000 and through the period ended June 30, 2001, two officers of the Company loaned an aggregate of $160,000 to the Company in order to satisfy working capital needs of which amount, approximately $134,000 had been repaid as of September 30, 2001.

          The Company believes that its current cash reserves are insufficient to finance its operations and is actively seeking additional funding.

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



                                                                         Page 7.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 4 -  INVESTMENT IN JOINT VENTURE:

          On April 24, 2001, Health Challenge LLC, a limited liability company ("LLC"), was formed for the purpose of promoting the "Wellness Challenge", a hospital-based multi-media program geared towards enhancing public awareness of diseases and treatment therapies.

          The Company, a member of the LLC, committed to an initial capital contribution of $300,000 in exchange for: (i) a 49-1/3% interest in the LLC; (ii) the right to receive an 8% distribution of such capital contribution, compounded annually, to the extent such capital contribution  has not been  previously  returned to the  Company;  and
          (iii) the right to match any terms for services offered by any independent third party provider at the same price and within substantially the same time period for delivery as offered by that independent third party provider. As of September 30, 2001, the Company had contributed $414,194, which is in excess of its $300,000 commitment. This investment is being accounted for under the equity method of accounting.

          In the event that the LLC determines that, pursuant to the Amended and Restated Limited Liability Company Agreement, additional contributions by members are necessary, the Company may be required to make additional capital contributions of up to $594,000 in the aggregate.

NOTE 5 -  NEW ACCOUNTING PRONOUNCEMENTS:

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business
          Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interest method of accounting is no longer allowed for business combinations and goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter in the year beginning January 1, 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $100,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

NOTE 6 -  LEGAL MATTERS:

          (i) In March 2000, the Company purchased certain rights to health related content from Paul M. Insel, Donald G. Ross, Healthline (collectively, Mr. Insel, Mr. Ross and Healthline shall be referred to as "Plaintiffs") and Health Publishing, Inc. for a total price of $2,500,000, which consisted of $750,000 in cash and shares of Company common stock equal to $1,750,000 ("Shares"). The cash portion of the purchase was to be payable over approximately three months.


                                                                         Page 8.

                    SICKBAY HEALTH MEDIA, INC. AND SUBSIDIARY
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 6 -  LEGAL MATTERS (Continued):

               On August 2, 2001, the Plaintiffs filed a Complaint against the Company and its president Dr. Allen Motola, alleging that: (i) the Company failed to make a payment of $375,000 in a timely manner and as a result, owes a penalty amount of $50,000 plus interest; (ii) Dr. Motola breached his fiduciary duty by refusing to allow the shares to be released from restriction; (iii) Mr. Insel and Mr. Ross who had employment contracts with the Company were terminated without cause and have not been paid their respective salaries and bonuses totaling an aggregate of $375,000; and (iv) Mr. Insel and Mr. Ross have not been reimbursed for certain office expenses totaling $27,670.

               The Company has filed an answer to the above complaint and anticipates filing counter-claims, which in the aggregate exceed the claims made by the Plaintiffs.

          (ii) On July 12, 2001, a judgment was entered in favor of Marriott International, Inc. against the Company in the amount of $82,935. On August 10, 2001, the Company entered into a Stipulation of Settlement whereby the Company agreed to pay to Marriott the sum of $60,000 in 6 equal monthly payments of $10,000 beginning on that date. As of September 30, 2001, the remaining balance of $50,000 is included in accounts payable.


                                                                         Page 9.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     The following management's discussion and analysis and plan of operation should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report.

Comparison of the Three Month Period Ended September 30, 2001 and September 30, 2000.

     Sickbay's revenue for the three month periods ended September 30, 2001 and 2000 were $633.00 and $254,696.

     The Company believes that the decrease in Revenue was caused by the Company's increased efforts and attention on implementing its plans with the Wellness Challenge ("Challenge"). The Challenge represents an initiative to secure hospital sponsorship which is anticipated to allow access to pharmaceutical manufacturer sponsorship. Although the Company anticipates an increase in pharmaceutical manufacturer sponsorship, no assurances can be made. The Company anticipates on continuing the web development projects with the Challenge which have been a significant source of Company revenue in the past. The Company believes that Challenge will introduce the Company's core competencies to the medical communities, both on and off line.

     Operating costs for the three months ended September 30, 2001 and 2000 were $629,847 and $1,885,901 respectively.

     Selling, general and administrative expenses for the three months ended September 30, 20001 and 2000 were $452,354 and $900,859, respectively.

     The Company had a Net Loss for the three months ended September 30,2001 and 2000 which amounted to $628,214 and $1,081,205, respectively.

     The Company believes that the decrease in Net Loss for this period is attributed to the Company's restructuring efforts, movement of its physical operations to California, and the abandonment of projects.

Comparison of the Nine Month Period Ended September 30, 2001 and September 30, 2000.

     Sickbay's revenue for the nine month periods ended September 30, 2001 and 2000 were $328,780 and $1,008,863.

     The Company believes that the decrease in Revenue was caused by the Company's increased efforts and attention on implementing its plans with the Challenge. The Challenge represents an initiative to secure hospital sponsorship which is anticipated to allow access to pharmaceutical manufacturer sponsorship. Although the Company anticipates an increase in pharmaceutical manufacturer sponsorship, no assurances can be made. The Company anticipates on continuing the web development projects with Challenge which have been a significant source of Company revenue. The Company believes that Challenge will introduce the Company's core competencies to the medical communities, both on and off line.

     Operating costs for the nine month period ended September 30, 2001 and 2000 were $2,186,237 and $3,960,891 respectively.

     Selling, general and administrative expenses for the nine month period ended September 30, 20001 and 2000 were $1,804,615 and $3,398,135, respectively.

     Depreciation and amortization expenses for the nine month period ended September 30, 2001 and 2000 were $148,137 and $164,258 respectively.

     The Company had a Net Loss for the nine month period ended September 30,2001 and 2000 which amounted to $1,857,457 and $2,952,028, respectively.

     The Company believes that the decrease in Net Loss for this period is attributed to the Company's restructuring efforts, movement of its physical operations to California, and the abandonment of projects.


                                                                        Page 10.

Liquidity and Capital Resources

     Cash flow used by operations for the three months ended September 30,2001 was $485,828.

     While the Company believes it has adequate capital to fund current operations for the remainder of the fiscal year 2001, it believes that it will need to obtain additional working capital for future periods in order to carry its costs associated with the Company's plans with the Challenge.

     The Company may seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans with shareholders, or a combination of the foregoing.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any assumptions could be inaccurate, and therefore, there can be no assurance that these statements will prove to be accurate. In light of these uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company, or anyone affiliated to the Company, that the objectives and plans of the Company will be achieved.

                            PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

     On August 2, 2001, the Plaintiffs filed a Complaint against the Company and its president Dr. Allen Motola, alleging that: (i) the Company failed to make a payment of $375,000 in a timely manner and as a result, owes a penalty amount of $50,000 plus interest; (ii) Dr. Motola breached his fiduciary duty by refusing to allow the shares to be released from restriction; (iii) Mr. Insel and Mr. Ross who had employment contracts with the Company were terminated without cause and have not been paid their respective salaries and bonuses totaling an aggregate of $375,000; and (iv) Mr. Insel and Mr. Ross have not been reimbursed for certain office expenses totaling $27,670.

     The Company has filed an answer to the above complaint and anticipates filing counter-claims, which in the aggregate exceed the claims made by the Plaintiffs.

     On July 12, 2001, a judgment was entered in favor of Marriott International, Inc. against the Company in the amount of $82,935. On August 10, 2001, the Company entered into a Stipulation of Settlement whereby the Company agreed to pay to Marriott the sum of $60,000 in 6 equal monthly payments of $10,000 beginning on that date. As of September 30, 2001, the remaining balance of $50,000 is included in accounts payable.

ITEM 4: SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

     There were no matters submitted for the Security Holders vote during the quarter ending September 30, 2001.

ITEM 5: OTHER INFORMATION

     None


                                                                        Page 11.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The exhibits listed below are filed as part of this Quarterly Report.

          ----------------------------------------------------------------------
          Exhibit No.                         Document
          ----------------------------------------------------------------------
             3(i) Articles of Incorporation (incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission under File No. 333-20525)
          ----------------------------------------------------------------------
             3(ii) By-laws (incorporated by reference from the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission under File No. 333-20525)
          ----------------------------------------------------------------------

     (b) There were no Current Reports on Form 8-K that were filed during the quarter ending September 30, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SICKBAY HEALTH MEDIA, INC.



                                       By:  /s/ Glen B. Bilbo
                                            ------------------------------------
Date: November 28, 2001                Name:  Glen B. Bilbo
                                       Title: President and Principal
                                                Accounting Officer


                                                                        Page 12.